Form 10KSB
period 2006-03-31
GOLDRANGE RESOURCES, INC.
filed 2006-07-03
CIK 1335288

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2006

[	] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from __________ to __________

Commission file number 333-115637

GOLDRANGE RESOURCES, INC.
(Exact name of small business issuer as specified in its charter)

Nevada	20-3219714
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

114 West Magnolia Street, Suite 400-136, Bellingham, WA 98225
(Address of principal executive offices)

360.392.2830
(Issuer’s telephone number)

N/A
(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class Nil	Name of each exchange on which registered Nil

Securities registered pursuant to Section 12(g) of the Act:

Common Shares, par value $0.001
(Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒	No [	]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☒

- ii -

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [	]	No ☒

Issuer's revenues for its most recent fiscal year ended March 31, 2006 is $Nil.

State the number of shares outstanding of each of the issuer's classes of equity stock, as of the latest practicable date.

8,050,000 common shares issued and outstanding as of June 20, 2006.

Transitional Small Business Disclosure Format (Check one):	Yes [	];	No ☒.

PART I

Item 1.	Description of Business.

This annual report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “will”, “should”, “ expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risk Factors”, that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Our financial statements are stated in United States Dollars (US$) unless other wise stated and are prepared in accordance with United States Generally Accepted Accounting Principles.

In this annual report, unless otherwise specified, all references to "common shares" refer to the common shares in our capital stock.

As used in this annual report, the terms "we", "us", "our", and "Goldrange" mean Goldrange Resources Inc., unless otherwise indicated.

Corporate History

We were incorporated in the State of Nevada on November 29, 2004. Other than as set out herein, we have not been involved in any bankruptcy, receivership or similar proceedings, nor have we been a party to any material reclassification, merger, consolidation or purchase or sale of a significant amount of assets not in the ordinary course of our business.

Our principal executive offices are located at 114 West Magnolia Street, Suite 400-136, Bellingham, WA 98225. Our telephone number is 360.392.2830. We do not have any subsidiaries.

Our Current Business

We are an exploration stage mining company engaged in the exploration of gold and other minerals on three mineral claims in the Province of British Columbia. Our original business purpose was to find and acquire properties that would be suitable for an exploration mining program. We acquired our rights to the claims in British Columbia on February 15, 2005 from Navasota. Our mineral claims span 5.6 square miles in an area near Kamloops, British Columbia. We have not yet conducted any exploration of the property but we plan to ascertain whether the claims possess commercially viable deposits of minerals, including gold, copper, molybdenum, silver and zinc. Since February 15, 2005, we have been engaged in the business of exploration and exploitation of minerals exclusively in relation to our rights on our Gold Creek property.

Employees

As at June 20, 2006, our only employees are our directors and officers. We do not expect any material changes in the number of employees over the next 12 month period. We do and will continue to outsource contract employment as needed.

Competition

There is aggressive competition within the mineral industry to discover and acquire properties considered to have commercial potential. We compete for the opportunity to participate in promising exploration projects with other entities, many of which have greater resources than us. In addition, we compete with others in efforts to obtain financing to explore and develop mineral properties.

RISK FACTORS

Much of the information included in this annual report includes or is based upon estimates, projections or other “forward-looking statements”. Such forward-looking statements include any projections or estimates made by us and our management in connection with our business operations. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions, or other future performance suggested herein. We undertake no obligation to update forward-looking statements to reflect events or circumstances occurring after the date of such statements.

Such estimates, projections or other “forward-looking statements” involve various risks and uncertainties as outlined below. We caution readers of this annual report that important factors in some cases have affected and, in the future, could materially affect actual results and cause actual results to differ materially from the results expressed in any such estimates, projections or other “forward-looking statements”. In evaluating us, our business and any investment in our business, readers should carefully consider the following factors.

Risks Related To Our Business

Because of the unique difficulties and uncertainties inherent in mineral exploration ventures, we face a high risk of business failure.

Potential investors should be aware of the difficulties normally encountered by new mineral exploration companies and the high rate of failure of such enterprises. The likelihood of success must be considered in light of the problems, expenses, difficulties, complications and delays encountered in connection with the exploration of the mineral properties that we plan to undertake. These potential problems include, but are not limited to, unanticipated problems relating to exploration, and additional costs and expenses that may exceed current estimates. The expenditures to be made by us in the exploration of the mineral claim may not result in the discovery of mineral deposits. Problems such as unusual or unexpected formations and other conditions are involved in mineral exploration and often result in unsuccessful exploration efforts. If the results of our exploration do not reveal viable commercial mineralization, we may decide to abandon our claims. If this happens, our business will likely fail.

Because of the speculative nature of exploration of mineral properties, there is no assurance that our exploration activities will result in the discovery of new commercially exploitable quantities of minerals.

We plan to continue exploration on our Gold Creek property. The search for valuable minerals as a business is extremely risky. We can provide investors with no assurance that additional exploration on our properties will establish that commercially exploitable reserves of minerals exist on our property. Additional potential problems that may prevent us from discovering any reserves of minerals on our property include, but are not limited to, unanticipated problems relating to exploration and additional costs and expenses that may exceed current estimates. If we are unable to establish the presence of commercially exploitable reserves of minerals on our property our ability to fund future exploration activities will be impeded, we will not be able to operate profitably and investors may lose all of their investment in our company.

Because our Gold Creek property is without known mineral reserves and because we have never made a profit from our operations, our securities are highly speculative and investors may lose all of their investment in our company.

Our securities must be considered highly speculative, generally because of the nature of our business and our early stage of exploration. Our Gold Creek property is in the exploration stage only and is without known deposits of minerals. Accordingly, we have not generated material revenues nor have we realized a profit from our operations to date and there is little likelihood that we will generate any revenues or realize any profits in the short term. Any profitability in the future from our business will be dependent upon locating and exploiting mineral reserves or selling the rights to exploit those mineral reserves. The likelihood of our Gold Creek property containing valuable and commercially exploitable minerals is extremely remote. In all probability, our Gold Creek property does not contain any reserves and any funds that we spend on exploration will be lost. We may never discover mineral resources in our Gold Creek property or any other area, or we may do so and still not be commercially successful if we are unable to exploit those resources profitably or earn revenues from selling the rights to exploit any mineral resources we discover. We may not be able to operate profitably and may have to cease operations, the price of our securities may decline and investors may lose all of their investment in our company.

Because of the inherent dangers involved in mineral exploration and exploitation, there is a risk that we may incur liability or damages as we conduct our business.

The search for valuable minerals involves numerous hazards. As a result, we may become subject to liability for such hazards, including pollution, cave-ins and other hazards against which we cannot insure or against which we may elect not to insure. At the present time we have no coverage to insure against these hazards. The payment of such liabilities may have a material adverse effect on our financial position.

The potential profitability of mineral ventures depends in part upon factors beyond the control of our company and even if we discover and exploit mineral deposits, we may never become commercially viable and we may be forced to cease operations.

The commercial feasibility of mineral properties is dependent upon many factors beyond our control, including the existence and size of mineral deposits in the properties we explore, the proximity and capacity of processing equipment, market fluctuations of prices, taxes, royalties, land tenure, allowable production and environmental regulation. These factors cannot be accurately predicted and any one or a combination of these factors may result in our company not receiving an adequate return on invested capital. These factors may have material and negative effects on our financial performance and our ability to continue operations.

Exploration and exploitation activities are subject to comprehensive regulation which may cause substantial delays or require capital outlays in excess of those anticipated causing an adverse effect on our company.

Exploration and exploitation activities are subject to federal, provincial, and local laws, regulations and policies, including laws regulating the removal of natural resources from the ground and the discharge of materials into the environment. Exploration and exploitation activities are also subject to federal, provincial, and local laws and regulations which seek to maintain health and safety standards by regulating the design and use of drilling methods and equipment.

Various permits from government bodies are required for drilling operations to be conducted; no assurance can be given that such permits will be received. Environmental and other legal standards imposed by federal, provincial, or local authorities may be changed and any such changes may prevent us from conducting planned activities or increase our costs of doing so, which would have material adverse effects on our business. Moreover, compliance with such laws may cause substantial delays or require capital outlays in excess of those anticipated, thus causing an adverse effect on us. Additionally, we may be subject to liability for pollution or other environmental damages which we may not be able to or elect not to insure against due to prohibitive premium costs and other reasons. Any laws, regulations or policies of any government body or regulatory agency may be changed, applied or interpreted in a manner which will alter and negatively affect our ability to carry on our business.

As we face intense competition in the mineral exploration and exploitation industry, we will have to compete with our competitors for financing and for qualified managerial and technical employees.

Our Gold Creek property is in the Kamloops area of British Columbia, Canada, and our competition there includes large established mining companies with substantial capabilities and with greater financial and technical resources than we have. As a result of this competition, we may have to compete for financing and we may be unable to acquire financing on terms we consider acceptable. We may also have to compete with the other mining companies in the Kamloops area in the recruitment and retention of qualified managerial and technical employees. If we are unable to successfully compete for financing or for qualified employees, our exploration programs may be slowed down or suspended, which may cause us to cease operations as a company.

Risks Associated With Our Company

We have a history of losses and have a deficit, which raises substantial doubt about our ability to continue as a going concern.

We have not generated any revenues since our incorporation and we will continue to incur operating expenses without revenues until we are in commercial deployment. Our net loss from inception (November 29, 2004) to March 31, 2006 was $86,832. We had cash in the amount of $12,101 as of March 31, 2006. We currently do not have any operations and we have no income. We estimate our average monthly operating expenses to be approximately $14,000 each month. We cannot provide assurances that we will be able to successfully explore and develop our business. These circumstances raise substantial doubt about our ability to continue as a going concern as described in an explanatory paragraph to our independent auditors’ report on our audited financial statements, dated June 26, 2006. If we are unable to continue as a going concern, investors will likely lose all of their investments in our company.

Our future is dependent upon our ability to obtain financing. If we do not obtain such financing, we may have to cease our exploration activities and investors could lose their entire investment.

There is no assurance that we will operate profitably or will generate positive cash flow in the future. We will require additional financing in order to proceed beyond the first few months of our exploration program. We will also require additional financing for the fees we must pay to maintain our status in relation to the rights to our properties and to pay the fees and expenses necessary to become and operate as a public company. We will also need more funds if the costs of the exploration of our mineral claims are greater than we have anticipated. We will also require additional financing to sustain our business operations if we are not successful in earning revenues. We currently do not have any arrangements for further financing and we may not be able to obtain financing when required. Our future is dependent upon our ability to obtain financing. If we do not obtain such financing, our business could fail and investors could lose their entire investment.

Because we may never earn revenues from our operations, our business may fail.

Prior to completion of our exploration stage, we anticipate that we will incur increased operating expenses without realizing any revenues. We therefore expect to incur significant losses into the foreseeable future. We recognize that if we are unable to generate significant revenues from the exploration of our mineral claims in the future, we will not be able to earn profits or continue operations. There is no history upon which to base any assumption as to the likelihood that we will prove successful, and we can provide no assurance that we will generate any revenues or ever achieve profitability. If we are unsuccessful in addressing these risks, our business will fail and investors may lose all of their investment in our company.

We have a limited operating history and if we are not successful in operating our business, then investors may lose all of their investment in our company.

We have no history of revenues from operations and have no significant assets. We have yet to generate positive earnings and there can be no assurance that we will ever operate profitably. Our company has a limited operating history and is in the exploration stage. The success of our company is significantly dependent on the uncertain events of the discovery and exploitation of mineral reserves on our properties or selling the rights to exploit those mineral reserves. If our business plan is not successful and we are not able to operate profitably, then our stock may become worthless and investors may lose all of their investment in our company.

Our directors and officers are employed elsewhere and their time and efforts will not be devoted to our company full-time.

Our directors and officers are employed in other positions with other companies. They will manage our company on a part-time basis. Because of this fact, the management of our company may suffer and our company could under-perform or fail.

Risks Associated With Our Common Stock

There is no active trading market for our common stock and if a market for our common stock does not develop, our investors will be unable to sell their shares.

There is currently no active trading market for our common stock and such a market may not develop or be sustained. We currently plan to have our common stock quoted on the National Association of Securities Dealers Inc.'s Over-the-Counter Bulletin Board upon the effectiveness of this registration statement of which this prospectus forms a part. In order to do this, a market maker must file a Form 15c-211 to allow the market maker to make a market in our shares of common stock. At the date hereof, Public Securities, Inc. is the process of filing a Form 15c-211 on our behalf. However, we cannot provide our investors with any assurance that our common stock will be traded on the Over-the-Counter Bulletin Board or a listing service or stock exchange, if traded, that a public market will materialize. Further, the Over-the-Counter Bulletin Board is not a listing service or exchange, but is instead a dealer quotation service for subscribing members. If our common stock is not quoted on the Over-the-Counter Bulletin Board or if a public market for our common stock does not develop, then investors may not be able to resell the shares of our common stock that they have purchased and may lose all of their investment. If we do establish a trading market for our common stock, the market price of our common stock may be significantly affected by factors such as actual or anticipated fluctuations in our operation results, general market conditions and other factors. In addition, the stock market has from time to time experienced significant price and volume fluctuations that have particularly affected the market prices for the shares of developmental stage companies, which may materially adversely affect the market price of our common stock.

We do not intend to pay dividends on any investment in the shares of stock of our company.

We have never paid any cash dividends and currently do not intend to pay any dividends for the foreseeable future. To the extent that we require additional funding currently not provided for in our financing plan, our funding sources may prohibit the payment of a dividend. Because we do not intend to declare dividends, any gain on an investment in our company will need to come through an increase in the stock’s price. This may never happen and investors may lose all of their investment in our company.

Our stock is a penny stock. Trading of our stock may be restricted by the SEC's penny stock regulations which may limit a stockholder's ability to buy and sell our stock.

Our stock is a penny stock. The Securities and Exchange Commission has adopted Rule 15g-9 which generally defines “penny stock” to be any equity security that has a market price (as defined) less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. Our securities are covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and “accredited investors”. The term “accredited investor” refers generally to institutions with assets in excess of $5,000,000 or individuals with a net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the SEC which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer's account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer's confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules. Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities. We believe that the penny stock rules discourage investor interest in and limit the marketability of our common stock.

Other Risks

Because Steve Bajic, our President, Secretary, Treasurer and one of our directors, lives outside of the United States, you may have no effective recourse against him for misconduct and may not be able to enforce judgement and civil liabilities against him.

Steve Bajic, our President, Secretary, Treasurer and a director of our company is a national and a resident of Canada, and all or a substantial portion of his assets are located outside of the United States. As a result, it may be difficult for investors to enforce within the United States any judgments obtained against him, or obtain judgments against him outside of the United States that are predicated upon the civil liability provisions of the securities laws of the United States or any state thereof.

Item 2.	Description of Property.

Our executive and head office is located at 114 West Magnolia Street, Suite 400-136, Bellingham, WA 98225. The office is provided to us at $120 per month paid to Crown Plaza Executive Suites pursuant to a written agreement dated March 31, 2005. We have use of one office, that measures approximately 200 square feet. We share a common receptionist and office equipment with other companies. This operating facility functions as our main operating facility. We believe our current premises are adequate for our current operations and we do not anticipate that we will require any additional premises in the foreseeable future.

GOLD CREEK CLAIMS

The Gold Creek claims are located 7 kilometers west of North Barriere Lake in the Adams Plateau area of South Central British Columbia, 70 kilometers north of Kamloops, British Columbia.

The Gold Creek property ranges in elevation from 1400 to 1700 metres (0.87 to 1.06 miles) resulting in sub-alpine forests. The west edge is on a high plateau and the remainder on north and east facing slopes. The plateau area is gently rolling with 20% marsh area and rounded rock hills.

The following are maps of our Gold Creek property:

N
YUKON
BRITISH COLUMBIA
CASSIAR
BRITISH COLUMBIA
U.S.A.
ALBERTA
BRITISH COLUMBIA
River
PRINCE
RUPERT
River
Skeena
PRINCE
GEORGE
Fraser
WILLIAMS LAKE
Pacific
Ocean
Thompson
River
KAMLOOPS
KELOWNA
VANCOUVER
TRAIL
BRITISH COLUMBIA
U.S.A.
VICTORIA
GOLD CREEK
PROPERTY

NAVASOTA RESOURCES LIMITED

GOLD CREEK PROPERTY

FIGURE 1

LOCATION MAP

SCALE:

0 400

DRAWN BY: WILDROCK RESOURCES

DATE: AUGUST 2005

FILENAME: FIGURE1-LOCATION.DWG

291000
292000
293000
294000
N
5693000
5692000
5691000
5690000
5689000
Energite
GOLDCREEK2
395895
GOLDCREEK3
395896
GOLDCREEK
394105
ZONE 11
NAVASOTA RESOURCES LIMITED
GOLD CREEK PROPERTY
FIGURE 2
CLAIM MAP
SCALE:

Access to Property

Much of the area around the claim group has been logged in the last 30 years and there are many passable roads and trails across the property. There is a main road that goes within 10 kilometers of the property and is maintained in the winter. There is also a forestry road that crosses through the claims. The forestry road is in good condition and can be used by most vehicles during the summer months. Winter maintenance of the roads and trails is only performed when logging is taking place. Logging roads and trails cover much of the property and are passable by four wheel drive in the summer.

Exploration History

In the summer of 2004, Navasota Resources Ltd. conducted a mapping and sampling program on the Gold Creek mining claims. A total of 25 soil samples were collected. Six samples showed traces of gold. A sample from an exposed quartz vein showed traces of quartz. Another sample showed indications of gold, silver, lead and zinc.

A program consisting of the testing of 6 drill hole samples was conducted by Navasota Resources Ltd. in December 2004. Four holes tested traces of gold in the soil in particular areas, one drill hole tested an area where traces of minerals indicated that minerals might be found and one hole tested for minerals at the north end of the property. The drill core samples did not show any notable indications of any presence of commercially exploitable mineral deposits. However, the results are not conclusive of whether any mineral deposits exist in the property. Drilling failed to explain the traces of gold that were found in the soil in the south half of the property. The drill core sample at the north end of the property showed some indications of geological conditions where further exploration for mineral deposits might be warranted.

Under a previous owner, whose identity our company does not know, the claims that are now owned by Goldrange produced 36 tonnes of ore between the years 1936 and 1952, yielding 3732 grams of silver, 1581 kilograms of copper, 1341 kilograms of lead, and 651 kilograms of zinc.

Also under a previous owner, five diamond drill holes were completed on the Gold Creek property in 1984. Traces of pyritic and quartz veined siltstone were found.

Present Condition of the Property

Other than one entranceway from an old mine, there are no obvious signs of exploration on the property. The drill core that was removed from the property more recently has been stored in Barriere, British Columbia. The holes that were caused by those drill holes have been plugged and mapped.

Work Conducted By Goldrange

No work has yet been conducted by Goldrange on the property. As we have now raised some of the funds necessary, we plan to begin the implementation of our exploration program in the summer of 2006.

Current State of Exploration

We have not found any reserves of gold or minerals on the Gold Creek claims. We have no estimates and can make no assurances relating to whether any deposits will be found on the Gold Creek claims.

Goldrange’s Proposed Program of Exploration

Based on the results of the exploration that has so far been conducted on our Gold Creek claims, we intend to carry out a program of exploration. The program of exploration will include mapping the claims, drilling to obtain more core samples and examining the core samples for gold and other minerals. The program of exploration will cost approximately $85,000 to $170,000 over the next twelve months.

Letter Agreement Concerning Mineral Rights on Gold Creek Property

On February 15, 2005, we entered into a letter agreement with Navasota Resources Ltd., whereby we acquired the right to earn 100% of Navasota Resources Ltd.’s mineral rights in three mining claims located in the Kamloops Mining Division of British Columbia. This property is known as the Gold Creek Property. The mineral rights that we may earn, if we exercise the right, will be subject to royalty payments and earn-back rights. The royalty payments will be owed to Navasota Resources Ltd. and will be equal to 2% of the proceeds received by our company from any purchaser of our mineral products (or insurance proceeds) after deducting certain costs to our company.

Navasota Resources Ltd. acquired its 100% interest in the Gold Creek properties by staking the claims with the government of British Columbia.

Earn-back rights are held by Navasota Resources Ltd. If our company exercises its right to earn 100% of the mineral rights in the Gold Creek property, Navasota Resources Ltd. has the right to earn back a 40% interest in the property by making a payment to our company that is equal to 80% of the amount of money that is spent on the Gold Creek property during the period of the letter agreement with Navasota Resources Ltd.

The following payments were required from us pursuant to our Letter Agreement with Navasota Resources Ltd.:

1.	$5,000 within a period of two (2) months from the date of signing the Agreement.
2.	$10,000 on or before February 15, 2006; and,
3.	$15,000 on or before February 15, 2007.

On February 14, 2006 we amended the option terms of the February 15, 2005 Agreement. We retain our option to earn a 100% interest in the Gold Creek properties, however, the earn-back rights have been amended so that Goldrange is to make a cash payment to Navasota Resources Ltd. of US $5,000 upon conducting due diligence by April 14, 2006, which has been paid and making a cash payment of US $25,000 to Navasota Resources Ltd. on the February 14, 2008.

Technical Committee

Under the letter agreement, until we make all of the payments described above, the Technical Committee will serve as a forum through which our company can consult with Navasota Resources Ltd. on the design and implementation of programs on the Gold Creek Property. The Technical Committee will evaluate the results of programs conducted on the Gold Creek property and provide the Manager with its recommendations for future work. As of June 20, 2006, the Technical Committee has not been determined and no meetings have been held. The Technical Committee is dependant on funding from our company that we have not yet allocated and used for that purpose.

Service Agreement

The letter agreement with Navasota Resources Ltd., dated February 15, 2005, contemplates a subsequent service agreement to be signed between the parties. This service agreement has been entered into. It is an oral, not written, agreement. Under this oral agreement, Navasota Resources Ltd. may carry out any specific work programs that Goldrange has committed to fund. Goldrange is entitled to appoint a representative to the exploration team carrying out these specific exploration programs. Goldrange may also carry out separate work programs that will not use the services of Navasota Resources Ltd.

Goldrange may, upon notice to Navasota Resources Ltd., terminate the services agreement at the end of any exploration program and assume the responsibility of carrying out the work programs.

We may or may not conduct our work programs through the use of Navasota’s services. We may also hire consultants and contractors who are unrelated to Navasota. We may also hire consultants and contractors that have some connection to Navasota Resources Ltd. but we may hire them independently and not through the Navasota Resources Ltd. service agreement.

Joint Venture

If and when Navasota Resources Ltd. makes the payments required for it to earn back 40% of the mineral rights in the Gold Creek property, the parties will be deemed to have established a joint venture for the property. The joint venture will be governed by the terms set out in the letter agreement with Navasota Resources Ltd. The purpose of the joint venture will be to explore and, if warranted, develop and operate the Gold Creek property on the terms set out in the letter agreement.

(a)	Management Committee

If the joint venture is established, our company and Navasota Resources Ltd. will establish a Joint Venture Management Committee. Each party shall be entitled to one member and an alternate on the Management Committee. Each member of the Management Committee will be entitled to a vote equal to its party’s interest percentage in the Gold Creek property. The Management Committee shall supervise and manage the operations of the Manager in respect of the Gold Creek property. The Management Committee will review and approve programs prepared by the Manager.

(b)	The Manager

If the Joint Venture Management Committee is established and we control the largest single interest in the Gold Creek property, our company will be the Manager. For the duration of the Joint Venture, the party with the largest single interest will be entitled to be Manager. If Navasota Resources Ltd. were to exercise their earn-back rights, we would continue to be the party with the largest single interest at 60%. This could change if Navasota Resources Ltd. or a third party purchased or earned a significant interest in the property through an agreement with us in the future.

The Manager will be responsible for the daily direction of exploration, development and mining activities on the Gold Creek property. Generally, the Manager will propose draft programs of exploration, development and mining activities for the Joint Venture Management Committee’s consideration and carry out approved programs.

Item 3.	Legal Proceedings.

We know of no material, existing or pending legal proceedings against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial stockholder, is an adverse party or has a material interest adverse to our interest. The outcome of open unresolved legal proceedings is presently indeterminable. Any settlement resulting from resolution of these contingencies will be accounted for in the period of settlement. We do not believe the potential outcome from these legal proceedings will significantly impact our financial position, operations or cash flows.

Item 4.	Submission of Matters to a Vote of Security Holders.

None.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

No market currently exists for our securities and there is no assurance that a regular trading market will develop, or if developed, that it will be sustained. We will be attempting to have our shares listed for trading on the Bulletin Board owned by the National Association of Securities Dealers, Inc. A shareholder in all likelihood, therefore, will be unable to resell the securities referred to herein should he or she desire to do so. Furthermore, it is unlikely that a lending institution will accept our securities as pledged collateral for loans unless a regular trading market develops.

On June 20, 2006, the shareholders’ list for our common stock showed 42 registered stockholders and 8,050,000 shares issued and outstanding.

The Nevada Agency and Trust Company, 50 Liberty Street, Suite 880, Reno, Nevada 89501 (Telephone: 775.322.0626; Facsimile 775.322.5623) is the registrar and transfer agent for our common shares. We have no other classes of securities.

Dividends

We have not declared any dividends since incorporation and do not anticipate that we will do so in the foreseeable future. Our directors will determine if and when dividends should be declared and paid in the future based on our financial position at the relevant time. All shares of our common stock are entitled to an equal share of any dividends declared and paid.

Recent Sales of Unregistered Securities

On March 31, 2005, 40 purchasers purchased a total of 2,050,000 units of the common stock of our company at a price of $0.05 per share for total aggregate proceeds of $102,500. Each unit consists of one common share in our common stock and two common share purchase warrants. In each unit, one of the warrants has an exercise price of $0.10 and an expiry date of March 31, 2006 and one of the warrants has an exercise price of $0.20 and an expiry date of March 31, 2007. Each warrant entitles the holder, upon exercise, to obtain one share of our company’s common stock. In total, through the private placements, we issued 2,050,000 common shares, 2,050,000 warrants with an exercise price of $0.10 and 2,050,000 warrants with an exercise price of $0.20. The 2,050,000 warrants with an exercise price of $0.10 expired on March 31, 2006.

These private placements were conducted in offshore transactions relying on Rule 903 of Regulation S of the Securities Act of 1933. None of the subscribers were U.S. persons, as defined in Regulation S. No directed selling efforts were made in the United States by Goldrange, any distributor, any of their respective affiliates or any person acting on behalf of any of the foregoing. We implemented the applicable offering restrictions required by Rule 903 of Regulation S by including a legend on all offering materials and documents which stated that the shares have not been registered under the Securities Act of 1933 and may not be offered or sold in the United States or to US persons unless the shares are registered under the Securities Act of 1933, or an exemption from the registration requirements of the Securities Act of 1933 is available. The offering materials and documents also contained a statement that hedging transactions involving the shares may not be conducted unless in compliance with the Securities Act of 1933.

Item 6.	Management Discussion and Analysis and Plan of Operation.

The following discussion should be read in conjunction with our audited consolidated financial statements and the related notes for year ended March 31, 2006 and the factors that could affect our future financial condition and results of operations. Historical results may not be indicative of future performance.

The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and elsewhere in this annual report, particularly in the section entitled "Risk Factors" beginning on page 2 of this annual report.

Our audited financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

Plan of Operations

We have a history of losses and no revenues from operations. Our capital needs have historically been met by the issuance of securities (either through private placements, the exercise of stock options, shares for debt, property or other assets) or shareholder loans.

For the next twelve months we intend to carry out a program of exploration, maintain our status with respect to the mineral rights on the Gold Creek properties and become a public company listed on the Over-the-Counter Bulletin Board.

Research and Development

Our business plan is focused on a strategy for maximizing the long-term exploration and exploitation of our Gold Creek property located in Kamloops, British Columbia, Canada. To date, we have not incurred any research or development expenditures on our Gold Creek property.

Purchase of Significant Equipment

We do not intend to purchase any significant equipment over the twelve months ending March 31, 2007.

Employees

Currently our only employees are our directors and officers. We do not expect any material changes in the number of employees over the next 12 month period. We do and will continue to outsource and contract for employment as needed.

Off-Balance Sheet Arrangements

The Company has no material exposure to off-balance sheet arrangements; no special purpose entities; nor activities that include non-exchange traded contracts accounted for at fair value.

Financial Condition, Liquidity and Capital Resources

Our principal capital resources have been through the issuance of common stock, although we may use shareholder loans, advances from related parties, or borrowing in the future.

At March 31, 2006, we had working capital of $21,668, compared to working capital of $96,536 as at March 31, 2005.

At March 31, 2006, our total current assets were $32,221 which consisted primarily of cash of $12,101 and a term deposit of $20,000 compared to current assets of $104,576 as at March 31, 2005.

At March 31, 2006, our total current liabilities were $10,553, compared to total current liabilities of $8,040 as at March 31, 2005.

For the year ended March 31, 2006, we posted losses of $74,868 compared to $11,964 for the six months ended March 31, 2005 and to $98,796 since incorporation. The principal components of the loss for the year ended March 31, 2006 were professional fees, wages and benefits and office and miscellaneous.

Operating expenses for the year ended March 31, 2006 were $76,019 compared to $11,964 as at March 31, 2005.

At March 31, 2006, we had cash on hand of $12,101 compared to $104,576 as at March 31, 2005.

Cash Requirements

For the next twelve months we intend to carry out a program of exploration, maintain our status with respect to the mineral rights on the Gold Creek properties and become a public company listed on the Over-the-Counter Bulletin Board.

These endeavours will cost approximately $335,000. As of March 31, 2006, we had working capital of $32,221. We have no income from operations. We will require additional funds to implement our plans. These funds may be raised through equity financing, debt financing, or other sources, which may result in the dilution in the equity ownership of our shares. We will also need more funds if the costs of the exploration of our mineral claims are greater than we have anticipated. We will also require additional financing to sustain our business operations if we are not successful in earning revenues. We currently do not have any arrangements for further financing and we may not be able to obtain financing when required. Our future is dependent upon our ability to obtain financing.

Program of Exploration

We estimate that our program of exploration over the next twelve months will cost between $85,000 to $170,000. We have budgeted $20,000 for the gathering of samples through digging trenches on the property, examining those samples and examining an earth sample from the Gold Creek property that we obtained from Navasota. Then, depending on the results the examination of the samples, an additional $65,000-150,000 will be spent completing a larger survey, taking samples of the earth using a large diamond-bit drill and conducting a survey from the air that will examine the topography of the property to a greater extent and possibly indicate where we should explore further.

The sample that we obtained from Navasota Resources Ltd. is a long sample of the earth that was removed by Navasota Resources Ltd. using a diamond-bit drill. This provides us with a deep cross-section of the land to examine for minerals.

Maintenance of Claims

Under the terms of a letter agreement with Navasota, as amended, we are obligated to pay to Navasota Resources Ltd. $25,000 by February 14, 2008.

Becoming and Operating as a public Company

We intend to qualify our shares for quotation on the National Association of Securities Dealers Inc.’s Over-the-Counter Bulletin Board. In order to do this, we must find a market maker who will file a Form 15c-211 that will allow him to make a market in our shares of common stock. We cannot provide our investors with any assurance that our common stock will be traded on the Over-the-Counter Bulletin Board or, if traded, that a public market will materialize. If we do find a market maker and our common stock begins to trade on the Over-the-Counter Bulletin Board, then we will be a public company.

Estimated Funding Required During the Next Twelve Months

General and Administrative	$15,000
Work Program	170,000
Working Capital and property payments	35,000
Legal Fees	25,000
Accounting and Auditor’s Fees	15,000
Total	$260,000

Going Concern

Due to our being an exploration stage company and not having generated revenues, in their Notes to our financial statements for the year ended March 31, 2006, our independent auditors included an explanatory paragraph regarding concerns about our ability to continue as a going concern.

We have historically incurred losses, and through March 31, 2006 have incurred losses of $98,796 from our inception. Because of these historical losses, we will require additional working capital to develop our business operations. We intend to raise additional working capital through private placements, bank financing and/or advances from related parties or shareholder loans.

The continuation of our business is dependent upon obtaining further financing and achieving a break even or profitable level of operations. The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current or future stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

There are no assurances that we will be able to either (1) achieve a level of revenues adequate to generate sufficient cash flow from operations; or (2) obtain additional financing through either private placements, and/or bank financing necessary to support our working capital requirements. To the extent that funds generated from operations and any private placements, public offerings and/or bank financing are insufficient, we will have to raise additional working capital. No assurance can be given that additional financing will be available, or if available, will be on terms acceptable to us. If adequate working capital is not available we may not increase our operations.

These conditions raise substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might be necessary should we be unable to continue as a going concern.

APPLICATION OF CRITICAL ACCOUNTING POLICIES

Our financial statements and accompanying notes are prepared in accordance with generally accepted accounting principles used in the United States. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. These estimates and assumptions are affected by management's application of accounting policies. We believe that understanding the basis and nature of the estimates and assumptions involved with the following aspects of our financial statements is critical to an understanding of our financials.

In preparing financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reported period. Actual results could differ from those estimates.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective accounting standards if currently adopted could have a material effect on the accompanying financial statements.

Item 7.	Financial Statements.

Our financial statements are stated in United States Dollars (US$) and are prepared in conformity with generally accepted accounting principles of the United States of America.

Report of Cinnamon Jang Willoughby & Company.

Balance Sheet as at March 31, 2006

Statement of Operations for the period November 29, 2004 (Date of Incorporation) to March 31, 2006

Statement of Cash Flows for the period November 29, 2004 (Date of Incorporation) to March 31, 2006

Statement of Stockholders’ Equity for the period November 29, 2004 (Date of Incorporation) to March 31, 2006

Notes to Financial Statements

GOLDRANGE RESOURCES INC.

(An Exploration Stage Company)

(U.S. Dollars)

Vancouver, BC

FINANCIAL STATEMENTS

For the Year Ended March 31, 2006

GOLDRANGE RESOURCES INC.

(An Exploration Stage Company)

INDEX TO FINANCIAL STATEMENTS

Report Of Independent Registered Public Accounting Firm

Balance Sheet	Exhibit "A"

Statement of Operations and Deficit	Exhibit "B"

Statement of Cash Flows	Exhibit "C"

Statement of Stockholders' Equity	Exhibit "D"

Notes to Financial Statements	Exhibit "E"

______________________________

Cinnamon Jang Willoughby & Company

Chartered Accountants

A Partnership of Incorporated Professionals

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of Goldrange Resources Inc. (An Exploration Stage Company):

We have audited the balance sheet of Goldrange Resources Inc. (An exploration stage company) as at March 31, 2006 and 2005 and the statements of operations and deficit, stockholders’ equity and cash flows for the year ended March 31, 2006, and for the period of inception (November 29, 2004) to March 31, 2005 and for the period from the date of inception (November 29, 2004) to March 31, 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as at March 31, 2006 and 2005 and the results of its operations and its cash flows for the periods then ended and for the period from the date of inception (November 29, 2004) to March 31, 2006 in conformity with generally accepted accounting principles in the United States.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in note 1 to the financial statements, the Company has sustained operating losses which raise substantial doubt about the Company(s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ “Cinnamon Jang Willoughby & Company”

Chartered Accountants

Burnaby, Canada

June 26, 2006

Exhibit "A"

GOLDRANGE RESOURCES INC.

(An Exploration Stage Company)

(U.S. Dollars)

Balance Sheet

March 31, 2006

Assets	2006	2005

Current:
Cash	$$12,101	$104,576
Term deposit	20,000	-
Prepaid expenses	120	-
	$$32,221	$$104,576

Liabilities

Current:
Accounts payable and accrued liabilities	$$10,553	$$8,000
Due to a shareholder (Note 5)		40

	10,553	8,040

Stockholders' Equity

Capital Stock:
Authorized -
50,000,000 common shares with par value of $0.001 each
Issued and outstanding -
8,050,000 Common shares	8,050	8,050
Capital in excess of par value	100,450	100,450

	108,500	108,500
Deficit accumulated during the pre-exploration stage, per Exhibit "B"	(86,832)	(11,964)

	21,668	96,536

	$$32,221	$$104,576

Basis of Presentation and Continuance of Operations (Note 1)
Approved by the Directors:

_______________________________

_______________________________

- See accompanying notes -

Exhibit "B"

GOLDRANGE RESOURCES INC.

(An Exploration Stage Company)

(U.S. Dollars)

Statement of Operations and Deficit

For the Year Ended March 31, 2006

	2006	Cumulative From November 29, 2004 (Date of Inception) to March 31, 2005	Cumulative From November 29, 2004 (Date of Inception) to March 31, 2006

Revenue	$-	$-	$-

Expenses:
Accounting and legal	34,311	3,000	37,311
Bank charges and interest	136	94	230
Management fees	36,000	2,000	38,000
Mineral property cost	-	5,000	5,000
Office and miscellaneous	1,959	40	1,999
Transfer agent and filing fees	2,343	-	2,343
Travel	1,270	339	1,609

	76,019	11,964	87,983

Interest income	(1,151)	-	(1,151)

Net Loss	74,868	11,964	$86,832
Deficit, beginning	11,964	-

Deficit, ending , to Exhibit "A"	$86,832	$11,964

- See accompanying notes -

Exhibit "C"

GOLDRANGE RESOURCES INC.

(An Exploration Stage Company)

(U.S. Dollars)

Statement of Cash Flows

For the Year Ended March 31, 2006

	2006	Cumulative From November 29, 2004 (Date of Inception) to March 31, 2005		Cumulative From November 29, 2004 (Date of Inception) to March 31, 2006

Operating Activities:
Net Loss, per Exhibit "B"	$(74,868)	$(11,964)	$	$(86,832)
Changes in non-cash working capital -
(Increase) Decrease in term deposit	(20,000)	-		(20,000)
(Increase) Decrease in prepaid expenses	(120)	-		(120)
Increase (Decrease) in accounts payable and accrued liabilities	2,553	8,000		10,553
Increase (Decrease) in amount due to a shareholder	(40)	40		-

Cash flows used in operating activities	(92,475)	(3,924)		(96,399)

Financing Activity:
Proceeds from issuance of common shares	-	108,500		108,500

Net Increase in cash	(92,475)	104,576		12,101
Cash, beginning	104,576	-		104,576

Cash, ending	$12,101	$104,576		$$116,677

- See accompanying notes -

Exhibit "D"

GOLDRANGE RESOURCES INC.

(An Exploration Stage Company)

(U.S. Dollars)

Statement of Stockholders' Equity

For the Year Ended March 31, 2006

	Common Shares Number Par Value		Capital In Excess of Par Value	Deficit Accumulated During the Pre-exploration stage	Total
Balance, beginning	-	-	-	-	-
Share capital issued for cash	8,050,000	$8,050	$100,450	$-	$108,500
Net loss for the period	-	-	-	(11,964)	(11,964)
Balance, March 31, 2005	8,050,000	8,050	100,450	(11,964)	96,536
Net loss for the period	-	-	-	(74,868)	(74,868)
Balance, March 31, 2006	8,050,000	$8,050	$100,450	$(86,832)	$21,668

- See accompanying notes -

GOLDRANGE RESOURCES INC.	Exhibit "E"

(An Exploration Stage Company)

(U.S. Dollars)

Notes to Financial Statements

March 31, 2006

1.	Basis of Presentation and Continuance of Operations:

The company was incorporated under the laws of the State of Nevada on November 29, 2004 as Goldrange Resources Inc. The company's principal business activity is the exploration and development of mineral properties.

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America applicable to a "going concern" with the assumption that the company will be able to continue in business for the foreseeable future, and will realize its assets and discharge its liabilities in the normal course of business rather than through a process of forced liquidation. During the period ended March 31, 2006 the company experienced an operating loss. Continued operations of the company are dependent on the company's ability to complete further equity financing or generate profitable operations in the future.

2.	Accounting Policies:

These consolidated financial statements have been prepared in accordance with generally accepted accounting principles accepted in the United States applicable to a going concern and reflect the policies outlined below.

a)	Pre-exploration Stage Company

The company complies with Financial Accounting Standards Board Statement ("FAS") No. 7 and The Securities and Exchange Commission Exchange Act Guide 7 for its characterization of the company as pre-exploration stage.

b)	Mineral Properties -

Costs of lease, acquisition, exploration, carrying and retaining unproven mineral properties are expensed as incurred.

c)	Foreign Currency Translation -

Foreign currencies have been converted to U.S. funds at the exchange rates in effect on the dates of the transactions with the exception of current assets and liabilities that have been converted at the year end date.

d)	Income Taxes -

The company uses the assets and liability method of accounting for income taxes pursuant to FAS No. 109 "Accounting for Income Taxes". Under the assets and liability method of FAS No. 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

e)	Use of Estimates -

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying disclosures. Although these estimates are based on management's best knowledge of current events and actions the company may undertake in the future, actual results may differ from the estimates.

Exhibit "E" - Continued

GOLDRANGE RESOURCES INC.

(An Exploration Stage Company)

(U.S. Dollars)

Notes to Financial Statements

March 31, 2006

3.	Financial Instruments:

The company's financial instruments consist of cash, and accounts payable and accrued liabilities. Unless otherwise noted, it is management's opinion that the company is not exposed to significant interest, currency or credit risks arising from these financial instruments. The fair values of the financial instruments approximate their carrying values, unless otherwise noted.

4.	Mineral Property:

Gold Creek, British Columbia	$-

Details of Mineral Property:

Gold Creek Property - Kamloops Mining Division, British Columbia -

The Company entered into agreements dated February 28, 2005 and amended on February 14, 2006, which grants the company the option to purchase a 100% interest in seven mineral claims covering sixty two units in the Gold Creek area of Kamloops, British Columbia.

In order to exercise its option the company was obligated to make cash payments of $5,000 within two months of signing the original agreement and make additional cash payments of $25,000 on the second anniversary of the signing of the amended agreement.

5.	Deferred Tax Assets

The significant components of the Company's deferred tax assets are as follows:

	March 31, 2006	March 31, 2005
Deferred Tax Assets
Non-capital loss carryforward	$29,523	4,068
Less: valuation allowance for deferred tax asset	(29,523)	(4,068)
		$-

Deferred tax assets reflect the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. No deferred tax asset has been recorded as a full valuation allowance has been applied.

Exhibit "E" - Continued

GOLDRANGE RESOURCES INC.

(An Exploration Stage Company)

(U.S. Dollars)

Notes to Financial Statements

March 31, 2006

6.	Corporate Income Taxes

The actual income tax recovery differs from the expected income tax recovery as follows:

	March 31, 2006	March 31, 2005
Expected income taxes at 34%	$25,455	4,068
Less: valuation allowance for loss carry forwards	(25,455)	(4,068)
Actual income tax recovery	$-	-

At March 31, 2006 the company had accumulated non-capital losses totalling $86,832, which are available to reduce taxable income in future taxation years. The potential benefit arising from these losses has been offset with a full valuation allowance. These losses expire in 2026.

7.	Related Party Transactions:

	2006	2005

Transactions during the year -
Management Fees	$$36,000	$$2,000

These transactions are in the normal course of operations and are measured at the exchange amount, which is the amount of consideration established and agreed to by the related parties.

Item 8.	Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 8A.	Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by this report, being March 31, 2006, we have carried out an evaluation of the effectiveness of the design and operation of our company’s disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company’s management, including our company’s president. Based upon that evaluation, our company’s president concluded that our company’s disclosure controls and procedures are effective as at the end of the period covered by this report. There have been no changes in our internal controls over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

Disclosure controls and procedures and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time period specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 is accumulated and communicated to management, including our president as appropriate, to allow timely decisions regarding required disclosure.

Item 8B.	Other Information

None.

PART III

Item 9.	Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

As at June 20, 2006, our directors and executive officers, their ages, positions held, and duration of such, are as follows:

Name	Position Held with our Company	Age	Date First Elected or Appointed
Steve Bajic	President, Secretary, Treasurer and Director	36	November 29, 2004
John Hiner	Director	58	November 29, 2004

Business Experience

The following is a brief account of the education and business experience during at least the past five years of each director, executive officer and key employee, indicating the principal occupation during that period, and the name and principal business of the organization in which such occupation and employment were carried out.

Steve Bajic, President, Secretary, Treasurer and Director

On November 29, 2004, Mr. Bajic was appointed as our president, secretary, treasurer and a director of our company.

Since March 2006 to the present, Mr. Bajic has been president and director of Pan American Gold Corporation, an OTC BB company (trading under the symbol “PNAMF”).

Mr. Bajic is and has been a director and secretary of Upstream Biosciences Inc. (formerly known as Integrated Brand Solutions Inc.) (an OTC BB listed company trading under the symbol “UPBS”) since May 2004. Upstream Biosciences Inc. is a marketing and branding public company. Mr. Bajic does the book-keeping for the company and assists the auditors in quarterly and annual statement preparation. He is now also president and treasurer of Upstream Biosciences Inc. and was appointed to this position in May 2005.

Mr. Bajic is vice-president of investor relations of Cassidy Gold Corp., a TSX Venture-listed resource exploration company (trading under the symbol “CDY”). He has held this position since October 1999.

Mr. Bajic is president of LF Ventures Inc., a private company which offers financial and business services to public and private companies. He has held this position since 1996.

From 1993 to 1994 Mr. Bajic worked as an investment broker with Georgia Pacific Securities Corp. Then, from 1994 to 1997, he was the vice-president of Corporation X Inc., a marketing and investor relations firm where he worked with numerous public and private companies in the areas of corporate finance, strategic planning and investor relations. From 1996 to 1998, he was vice-president of corporate communications of Getchell Resources Inc., a public resource exploration company based in Kamloops, British Columbia. Getchell is listed on the TSX – Venture Exchange.

Mr. Bajic was, but is no longer, president, chief executive officer, director and responsible for the book-keeping for the following four public companies during the dates indicated:

1) Duke Capital Corp., (from June 1999 to October 2002), which acquired CCC Internet Solutions Inc., now called Armada Data Corp. and is listed on the TSX Venture Exchange;

2) New Xavier Capital Corp., (from March 2000 to August 2001), which acquired RET Internet Services Inc., now called Terra Ventures Inc. and is listed on the TSX-Venture Exchange;

3) Marquette Capital Corp., as it was then known, (from September 2000 to January 2003). It is now called Quizzam Media Corp. and is listed on the TSX Venture Exchange under the trading symbol “QQ” and,

4) Tulane Capital Corp. which acquired Fibre-Crown Manufacturing Inc., (from February 2002 to May 2003). Mr. Bajic was a director of Fibre-Crown Manufacturing and was appointed Chief Financial Officer on June 2004. On March 15, 2006, Mr. Bajic resigned as director and Chief Financial Officer Fibre-Crown Manufacturing. Fibre-Crown Manufacturing is listed on the TSX Venture Exchange under the trading symbol “FCM”. Mr. Bajic prepared the Management Discussion and Analysis for the company’s disclosure documents since the company went public. He held that position since June 2004.

From January to November 2004, Mr. Bajic was also an officer (Secretary) for Altus Explorations Inc., which is quoted on the OTC Bulletin Board.

Education

Mr. Bajic obtained a financial management diploma majoring in finance from the British Columbia Institute of Technology in 1994.

John Hiner, Director

On November 29, 2004, Mr. Hiner was appointed as a director of our company. Mr. Hiner has been involved in the mining industry for over thirty years. From 2000 to 2003 Mr. Hiner operated JEHCORP Inc., a consulting firm to the mining industry. Prior to this, Mr. Hiner was the Vice President of Champion Resources.

Mr. Hiner’s past experience in other public companies has been as vice president of Champion Resources Inc. and as vice president of Westmont Gold Inc.

As vice president of Champion Resources Inc. in Vancouver, Canada, between 1994 and 2000, Mr. Hiner managed the exploration, fund-raising, and corporate affairs, including the identification and acquisition of an interest in a mineral property in Guinea Bissau, West Africa. Champion Resources was a VSE-listed company with subsidiaries in the United States and Barbados. Champion Resources was later merged into Redback Mining Ltd, an Australian junior company.

As vice president of Westmont Gold Inc., between 1990 and 1993, a U.S.-based subsidiary of Costain PLC, U.K. Mr. Hiner managed exploration, development, feasibility studies, and corporate activities of Westmont Gold Inc. in Denver, Colorado. From 1984 to 1990, Mr. Hiner was northwest district geologist for Westmont, and was based in Spokane, Washington. Westmont was a privately-held subsidiary of Costain, PLC, which trades on the London Exchange.

Mr. Hiner currently spends approximately 5 hours per week providing services to our company, which represents one-tenth of his working hours. He spends the remainder of his working hours working as the president, chief executive officer and director of Geocom Resources Inc., which he has been since 2003 to present. Geocom Resources Inc. is a publicly traded mineral exploration company active on the OTCBB. Geocom is active in Alaska, Argentina, Chile, and Nevada. Mr. Hiner has managed Geocom since 2003.

Education

Mr. Hiner holds a B.Sc. in geology from San Diego State University, and a M.S. in geology from the Mackay School of Mines, University of Nevada-Reno.

Committees of the Board

Our company currently does not have nominating, compensation or audit committees or committees performing similar functions nor does our company have a written nominating, compensation or audit committee charter. Our board of directors does not believe that it is necessary to have such committees because it believes that the functions of such committees can be adequately performed by the board of directors.

Family Relationships

There are no family relationships between any of our directors or executive officers.

Involvement in Certain Legal Proceedings

Other than as discussed below, none of our directors, executive officers, promoters or control persons have been involved in any of the following events during the past five years:

1. any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

2. any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offences);

3. being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

4. being found by a court of competent jurisdiction (in a civil action), the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

Audit Committee Financial Expert

Our board of directors has determined that we do not have a board member that qualifies as an "audit committee financial expert" as defined in Item 401(e) of Regulation S-B, nor do we have a board member that qualifies as "independent" as the term is used in Item 7(d)(3)(iv)(B) of Schedule 14A under the Securities Exchange Act of 1934, as amended, and as defined by Rule 4200(a)(14) of the NASD Rules.

We believe that our board of directors is capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting. The board of directors of our company does not believe that it is necessary to have an audit committees because management believes that the functions of an audit committees can be adequately performed by the board of directors. In addition, we believe that retaining an independent director who would qualify as an "audit committee financial expert" would be overly costly and burdensome and is not warranted in our circumstances given the stage of our development and the fact the we have not generated any positive cash flows from operations to date.

Section 16(a) Beneficial Ownership Compliance

Section 16(a) of the Securities Exchange Act requires our executive officers and directors, and persons who own more than 10% of our common stock, to file reports regarding ownership of, and transactions in, our securities with the Securities and Exchange Commission and to provide us with copies of those filings. Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during fiscal year ended March 31, 2006, all filing requirements applicable to its officers, directors and greater than ten percent beneficial owners were complied with.

Item 10.	Executive Compensation.

The following table summarizes the compensation of our executive officers during the two years ended March 31, 2006 and 2005. No other officers or directors received annual compensation in excess of $100,000 during the last three fiscal years.

SUMMARY COMPENSATION TABLE
		Annual Compensation			Long Term Compensation(1)
					Awards		Pay-outs
Name and Principal Position	Year(2)	Salary	Bonus	Other (1)	Securities Underlying Options/ SARs Granted	Restricted Shares or Restricted Share Units	LTIP Pay-outs	All Other
Steve Bajic President, Secretary, Treasurer and Director(3)	2006 2005	$36,000 $2,000	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil

(1)                      The value of perquisites and other personal benefits, securities and property for the executive officers that do not exceed the lesser of $50,000 or 10% of the total of the annual salary and bonus is not reported herein.

(2)	The company was incorporated on November 29, 2004.
(3)	Steve Bajic became our president, secretary, treasurer and a director of our company, on November 29, 2004.

Employment/Consulting Agreements

There is one written employment/consulting agreement between the company and LF Ventures Inc. on behalf of Mr. Bajic. LF Ventures Inc. is a company that is wholly owned and operated by Mr. Bajic. Mr. Bajic is employed in his capacity as a president and executive of our company.

Long-Term Incentive Plans

There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers, except that our directors and executive officers may receive stock options at the discretion of our board of directors. We do not have any material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers, except that stock options may be granted at the discretion of our board of directors.

We have no plans or arrangements in respect of remuneration received or that may be received by our executive officers to compensate such officers in the event of termination of employment (as a result of resignation, retirement, change of control) or a change of responsibilities following a change of control, where the value of such compensation exceeds $60,000 per executive officer.

Stock Option Plan

Currently, there are no stock option plans in favour of any officers, directors, consultants or employees of our company.

Stock Options/SAR Grants

There were no grants of stock options or stock appreciation rights to any officers, directors, consultants or employees of our company during the fiscal year ended March 31, 2006.

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year End Values

There were no stock options outstanding as at March 31, 2006.

Directors Compensation

We reimburse our directors for expenses incurred in connection with attending board meetings but did not pay director's fees or other cash compensation for services rendered as a director in the year ended March 31, 2006.

We have no present formal plan for compensating our directors for their service in their capacity as directors, although in the future, such directors are expected to receive compensation and options to purchase shares of common stock as awarded by our board of directors or (as to future options) a compensation committee which may be established in the future. Directors are entitled to reimbursement for reasonable travel and other out-of-pocket expenses incurred in connection with attendance at meetings of our board of directors. The board of directors may award special remuneration to any director undertaking any special services on behalf of our company other than services ordinarily required of a director. Other than indicated in this annual report, no director received and/or accrued any compensation for his or her services as a director, including committee participation and/or special assignments.

Report on Executive Compensation

Our compensation program for our executive officers is administered and reviewed by our board of directors. Historically, executive compensation consists of a combination of base salary and bonuses. Individual compensation levels are designed to reflect individual responsibilities, performance and experience, as well as the performance of our company. The determination of discretionary bonuses is based on various factors, including implementation of our business plan, acquisition of assets, development of corporate opportunities and completion of financing.

Item 11.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth, as at June 20, 2006, certain information with respect to the beneficial ownership of our common stock by each shareholder known by us to be the beneficial owner of more than five percent (5%) of our common stock, and by each of our current directors and executive officers. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)	Percentage of Class(1)
Steve Bajic 806 – 699 Cardero Street Vancouver, British Columbia V6G 3H7	5,000,000	62.11%
John Hiner 9443 Axlund Road Lynden, WA 98264	1,000,000	12.42%
Directors and Executive Officers as a Group (2 individuals)	6,000,000 common shares	74.53%

(1)

Based on 8,050,000 shares of common stock issued and outstanding as of June 20, 2006. Except as otherwise indicated, we believe that the beneficial owners of the common stock listed above, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of common stock subject to options or warrants currently exercisable, or exercisable within 60 days, are deemed outstanding for purposes of computing the percentage ownership of the person holding such option or warrants, but are not deemed outstanding for purposes of computing the percentage ownership of any other person.

Cancellation of Shares, Cancelled Debt

None.

Future Changes in Control

We are unaware of any contract or other arrangement, the operation of which may, at a subsequent date, result in a change in control of our company.

Item 12.	Certain Relationships and Related Transactions.

Other than as described under the heading "Executive Compensation", or as set forth below, there are no material transactions with any of our directors, officers or control person that have occurred during the last fiscal year.

None of our directors, executive officers, future directors, 5% shareholders, or any members of the immediate families of the foregoing persons have been indebted to us during the last fiscal year or the current fiscal year in an amount exceeding $60,000.

Item 13.	Exhibits.

Exhibit	Description
3.1	Articles of Incorporation (incorporated by reference from our Registration Statement on Form SB-2, filed on September 8, 2005).
3.2	Bylaws (incorporated by reference from our Registration Statement on Form SB-2, filed on September 8, 2005).
4.1	Form of Share Certificate (incorporated by reference from our Registration Statement on Form SB-2, filed on September 8, 2005).
4.2	Form of Warrant Certificate (1 year at $0.10) (incorporated by reference from our Registration Statement on Form SB-2/A, filed on February 9, 2006).
4.3	Form of Warrant Certificate (2 years at $0.20) (incorporated by reference from our Registration Statement on Form SB-2/A, filed on February 9, 2006).
10.1	Form of Subscription Agreement with Steve Bajic and John Hiner (incorporated by reference from our Registration Statement on Form SB-2, filed on September 8, 2005).
10.2	Form of Subscription Agreement with the following investors (incorporated by reference from our Registration Statement on Form SB-2, filed on September 8, 2005).:
	Axxia Management & Consulting Ltd.	Rick Chehil
	538796 BC Ltd.	Carla Dahlen
	Violette Baillargeon	Michelle DeLeon
	Ante Bajic, Jr.	Tim Fernback

	Ante Bajic, Sr.	Chris Gervais
	Jennifer Bajic	James T. Gillis
	Kata Bajic	Marni Gillis
	Marija Bajic	Bill Hubbard
	Marko Bajic	Jaishrey Kartha
	Martin Bajic	Daniel Matwick
	Mira Bajic	Dan McFarland
	Mirko Bajic	Rozana McFarland
	Tom Bajic	Paul Proznick
	Arthur Baran	Laura Robinson
	Bruno Barde	Denny Roman
	Johnny Bevacqua	Mark Suyama
	Marija Buljan	Elizabeth Torry
	Mark Burchak	Brigita Traversa
	Tigera Caignon	Joe Traversa
	Alan Charlton	Laurence Waidmann
10.3	Letter Agreement dated February 15, 2005 with Navasota Resources Ltd. (incorporated by reference from our Registration Statement on Form SB-2, filed on September 8, 2005).
10.4	Lease Agreement dated March 31, 2005 (incorporated by reference from our Registration Statement on Form SB-2/A, filed on February 9, 2006).
10.5	Written Description of Verbal Employment Agreement for Mr. Steve Bajic (incorporated by reference from our Registration Statement on Form SB-2/A, filed on February 9, 2006).
10.6*	Amended Letter Agreement dated February 14, 2006 with Navasota Resources Ltd.
31.	302 Certification
31.1*	Section 302 Certification under Sarbanes-Oxley Act of 2002 of Steve Bajic.
32.	906 Certification
32.1*	Section 906 Certification under Sarbanes-Oxley Act of 2002 of Steve Bajic.

* Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GOLDRANGE RESOURCES, INC.

/s/ Steve Bajic

Steve Bajic, President, Secretary, Treasurer and Director

(Principal Executive Officer, Principal Financial Officer

and Principal Accounting Officer)

Dated: June 30, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Steve Bajic

Steve Bajic, President, Secretary, Treasurer and Director

(Principal Executive Officer, Principal Financial Officer

and Principal Accounting Officer)

Dated: June 30, 2006

/s/ John Hiner

John Hiner, Director

Dated: June 30, 2006