Form 10QSB
period 2006-06-30
GOLDRANGE RESOURCES, INC.
filed 2006-08-17
CIK 1335288

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   June 30, 2006

[	]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from _________ to __________

Commission file number  333-115637

GOLDRANGE RESOURCES, INC.
(Exact name of small business issuer as specified in its charter)

Nevada	20-3219714
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

114 West Magnolia Street, Suite 400-136, Bellingham, WA 98225
(Address of principal executive offices)

360.392.2830
(Issuer’s telephone number)

N/A
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.      Yes ☒     No [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).      Yes ☒     No [ ]

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

8,050,000 outstanding common shares issued and outstanding as at August 8, 2006.

Transitional Small Business Disclosure Format (Check one):	Yes ☐	No ☒

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

GOLDRANGE RESOURCES INC.

(An Exploration Stage Company)

Balance Sheets

	June 30, 2006	March 31, 2006
	(Unaudited)
Assets

Current:
Cash	$12,526	$12,101
Term deposit	-	20,000
Prepaid expenses	120	120

	$12,646	$32,221

Liabilities

Current:
Accounts payable and accrued liabilities	$17,144	$7,553

Stockholders' Equity (Deficiency)

Capital stock (Note 4):
Authorized -
50,000,000 common shares, $0.001 par value
Issued and outstanding -
8,050,000 common shares (March 31, 2006: 8,050,000)	8,050	8,050
Additional paid-in capital	100,450	100,450
Deficit accumulated during the exploration stage	(112,998)	(83,832)

	(4,498)	24,668

	$12,646	$32,221

Nature and Continuance of Operations (Note 1)

The accompanying notes are an integral part of these interim financial statements

GOLDRANGE RESOURCES INC.

(An Exploration Stage Company)

Interim Statements of Operations

(Unaudited)

	Three Months Ended June 30, 2006	Three Months Ended June 30, 2005	Cumulative From November 29, 2004 (Date of Inception) to June 30, 2006

Expenses:
Accounting and legal	$16,332	$-	$55,134
Bank charges and interest	55	-	285
Management fees	9,000	9,000	47,000
Mineral property cost (Note 3)	-	-	5,000
Office and miscellaneous	380	583	2,379
Transfer agent and filing fees	-	-	2,343
Travel	457	495	2,066

	(26,224)	(10,078)	(114,207)

Interest income	58	275	1,209

Net loss	$(26,166)	$(9,803)	$(112,998)

Weighted average number of common shares outstanding	8,050,000	8,050,000

Basic and diluted net loss per common share	$(0.00)	$(0.00)

The accompanying notes are an integral part of these interim financial statements

GOLDRANGE RESOURCES INC.

(An Exploration Stage Company)

Interim Statement of Cash Flows

(Unaudited)

	Three Months Ended June 30, 2006	Three Months Ended June 30, 2005	Cumulative From November 29, 2004 (Date of Inception) to June 30, 2006

Operating Activities:
Net loss	$(26,166)	$(9,803)	$(112,998)
Changes in non-cash working capital items
(Increase) Decrease in prepaid expenses	-	(5,120)	(120)
Increase (Decrease) in accounts payable and accrued liabilities	6,591	(5,000)	17,144
Increase (Decrease) in amount due to a shareholder	-	654	-

Net cash used in operating activities	(19,575)	(19,269)	(95,974)

Financing Activities:
Proceeds from issuance of common shares	-	-	108,500

Net cash provided financing activities	-	-	108,500

Cash and cash equivalents, beginning	32,101	104,576	-

Cash and cash equivalents, ending	$12,526	$85,307	$12,526

SUPPLEMENTARY DISCLOSURE:
Interest paid	$-	$-	$-

Income taxes paid	$-	$-	$-

:

The accompanying notes are an integral part of these interim financial statements

GOLDRANGE RESOURCES INC.

(An Exploration Stage Company)

Notes to Interim Financial Statements

June 30, 2006

(Unaudited)

1.	Basis of Presentation and Continuance of Operations:

The Company was incorporated under the laws of the State of Nevada on November 29, 2004 as Goldrange Resources Inc. The Company's principal business activity is the exploration and development of mineral properties.

These unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America applicable to a "going concern" with the assumption that the Company will be able to continue in business for the foreseeable future, and will realize its assets and discharge its liabilities in the normal course of business rather than through a process of forced liquidation. During the period ended June 30, 2006 the Company experienced an operating loss. Continued operations of the Company are dependent on the Company's ability to complete further equity financing or generate profitable operations in the future.

The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. They may not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the financial statements for the year ended March 31, 2006 included in the Company’s Annual Report on Form 10-KSB filed with the Securities and Exchange Commission. The interim unaudited financial statements should be read in conjunction with those financial statements included in the Form 10-KSB. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three months ended June 30, 2006 are not necessarily indicative of the results that may be expected for the year ending March 31, 2007.

2.	Accounting Policies:

These financial statements have been prepared in accordance with generally accepted accounting principles accepted in the United States applicable to a going concern and reflect the policies outlined below.

a)	Exploration Stage Company

The Company complies with Financial Accounting Standards Board Statement ("FAS") No. 7 and The Securities and Exchange Commission Exchange Act Guide 7 for its characterization of the Company as an exploration stage company.

b)	Mineral Properties

Mineral property exploration and development costs are expensed as incurred until such time as economic reserves are quantified. The Company has considered the guidance under EITF 04-2 and has determined that capitalization of mineral property acquisition costs is inappropriate at the current stage of the Company’s mineral property exploration activities. To date, the Company’s mineral interests consist mainly of exploration stage properties. Furthermore, there is uncertainty as to the Company’s ability to fund the exploration work necessary to determine if the properties have recoverable reserves or any future economic benefits. As a result, the Company has expensed all mineral property acquisition costs to date.

GOLDRANGE RESOURCES INC.

(An Exploration Stage Company)

Notes to Interim Financial Statements

June 30, 2006

(Unaudited)

2.    Accounting Policies (continued):

c)	Mineral Properties (continued)

To date, the Company has not established any proven or probable reserves on its mineral property interests. Estimated future removal and site restoration costs are provided over the life of proven reserves on a units-of-production basis. Costs, which include production equipment removal and environmental remediation, are estimated each period by management based on current regulations, actual expenses incurred, and technology and industry standards. Any charge is included in exploration expense or the provision for depletion and depreciation during the period and the actual restoration expenditures are charged to the accumulated provision amounts as incurred.

The Company has adopted the provisions of SFAS No. 143 “Accounting for Asset Retirement Obligations” which establishes standards for the initial measurement and subsequent accounting for obligations associated with the sale, abandonment, or other disposal of long-lived tangible assets arising from the acquisition, construction or development and for normal operations of such assets. As at June 30, 2006, any potential costs relating to the retirement of the Company’s mineral property interests has not yet been determined.

c)	Foreign Currency Translation

The financial statements are presented in United States dollars. In accordance with SFAS No. 52, “Foreign Currency Translation”, foreign denominated monetary assets and liabilities are translated to their United States dollar equivalents using foreign exchange rates which prevailed at the balance sheet date. Revenue and expenses are translated at average rates of exchange during the period. Related translation adjustments are reported as a separate component of stockholders’ equity, whereas gains or losses resulting from foreign currency transactions are included in results of operations.

d)	Income Taxes

The Company uses the assets and liability method of accounting for income taxes pursuant to SFAS No. 109 "Accounting for Income Taxes". Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

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

f)	Financial Instruments

The Company's financial instruments consist of cash, and accounts payable and accrued liabilities. Unless otherwise noted, it is management's opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments. The fair values of the financial instruments approximate their carrying values, unless otherwise noted.

GOLDRANGE RESOURCES INC.

(An Exploration Stage Company)

Notes to Interim Financial Statements

June 30, 2006

(Unaudited)

2.    Accounting Policies (continued):

g)	Net Loss per Share

The Company computes loss per share in accordance with SFAS No. 128, “Earnings per Share” which requires presentation of both basic and diluted earnings per share on the face of the statement of operations. Basic loss per share is computed by dividing net loss available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted loss per share gives effect to all dilutive potential common shares outstanding during the period. Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive.

h)	Stock-based Compensation

The Company has not adopted a stock option plan and has not granted any stock options. Accordingly no stock-based compensation has been recorded to date.

Recent Accounting Pronouncements

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments-an amendment of FASB Statements No. 133 and 140”, to simplify and make more consistent the accounting for certain financial instruments. SFAS No. 155 amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, to permit fair value remeasurement for any hybrid financial instrument with an embedded derivative that otherwise would require bifurcation, provided that the whole instrument is accounted for on a fair value basis. SFAS No. 155 amends SFAS No. 140, “Accounting for the Impairment or Disposal of Long-Lived Assets”, to allow a qualifying special-purpose entity to hold a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 applies to all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006, with earlier application allowed. Management does not expect the adoption of this statement will have a material impact on the Company’s results of operations or financial condition.

In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". This statement requires all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable, and permits for subsequent measurement using either fair value measurement with changes in fair value reflected in earnings or the amortization and impairment requirements of Statement No. 140. The subsequent measurement of separately recognized servicing assets and servicing liabilities at fair value eliminates the necessity for entities that manage the risks inherent in servicing assets and servicing liabilities with derivatives to qualify for hedge accounting treatment and eliminates the characterization of declines in fair value as impairments or direct write-downs. SFAS No. 156 is effective for an entity's first fiscal year beginning after September 15, 2006.  Management does not expect the adoption of this statement will have a material impact on the Company’s results of operations or financial condition.

GOLDRANGE RESOURCES INC.

(An Exploration Stage Company)

Notes to Interim Financial Statements

June 30, 2006

(Unaudited)

3.	Mineral Property:

Gold Creek Property - Kamloops Mining Division, British Columbia

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

4.	Share Capital

The total number of common shares authorized that may be issued by the Company is 50,000,000 shares with a par value of $0.001 per share.

During the period from November 29, 2004 (inception) to June 30, 2006 the Company issued 8,050,000 shares of common stock for total proceeds of $108,500.

To June 30, 2006, the Company has not granted any stock options and has not recorded any stock-based compensation.

5.	Related Party Transactions:
		Three Months Ended June 30, 2006	Three Months Ended June 30, 2005
	Management fees paid to a director	$9,000	$9,000

These transactions are in the normal course of operations and are measured at the exchange amount, which is the amount of consideration established and agreed to by the related parties.

6. Subsequent Event:

On July 27, 2006, the Company’s common shares were listed for trading on the OTC Bulletin Board under the trading symbol: GORS.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

FORWARD-LOOKING STATEMENTS

This quarterly report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “ expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risk Factors”, that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Our financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

In this quarterly report, unless otherwise specified, all references to "common shares" refer to the common shares in our capital stock.

As used in this quarterly report, the terms "we", "us", "our", and "Goldrange" mean Goldrange Resources, Inc., unless otherwise indicated.

Corporate History

We were incorporated in the State of Nevada on November 29, 2004. Other than as set out herein, we have not been involved in any bankruptcy, receivership or similar proceedings, nor have we been a party to any material reclassification, merger, consolidation or purchase or sale of a significant amount of assets not in the ordinary course of our business. On July 27, 2006, our common stock received approval for quotation on the NASD's OTC Bulletin Board under the symbol “GORS”.

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

Employees

As at August 8, 2006, our only employees are our directors and officers. We do not expect any material changes in the number of employees over the next 12 month period. We do and will continue to outsource contract employment as needed.

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

For the next twelve months we intend to carry out a program of exploration and maintain our status with respect to the mineral rights on our Gold Creek properties.

Purchase of Significant Equipment

We do not anticipate the purchase or sale of any plant or significant equipment during the next twelve-month period.

Personnel Plan

We do not anticipate any significant changes in the number of employees during the next twelve-month period.

Off-Balance Sheet Arrangements

There are no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Financial Condition, Liquidity and Capital Resources

Our principal capital resources have been through the issuance of common stock, although we may use shareholder loans, advances from related parties, or borrowing in the future.

Three months ended June 30, 2006

At June 30, 2006, we had working capital deficit of $4,498, compared to working capital of $86,733 as at June 30, 2005.

At June 30, 2006, our total current assets were $12,646 which consisted primarily of cash of $12,526 and a prepaid expenses of $120 compared to current assets of $90,427 as at June 30, 2005.

At June 30, 2006, our total current liabilities were $17,144, compared to total current liabilities of $3,694 as at June 30, 2005.

For the three months ended June 30, 2006, we posted losses of $26,166 compared to $9,803 for the three months ended June 30, 2005 and to $112,998 since incorporation. The principal components of the loss for the three months ended June 30, 2006 were accounting and legal fees, management fees, office and miscellaneous and travel.

Operating expenses for the three months ended June 30, 2006 were $26,166 compared to $9,803 as at June 30, 2005.

At June 30, 2006, we had cash on hand of $12,526 compared to $85,307 as at June 30, 2005.

Cash Requirements

For the next twelve months we intend to carry out a program of exploration and maintain our status with respect to the mineral rights on our Gold Creek properties.

These endeavors will cost approximately $85,000. As of June 30, 2006, we had working capital deficit of $4,498. We have no income from operations. We will require additional funds to implement our plans. These funds may be raised through equity financing, debt financing, or other sources, which may result in the dilution in the equity ownership of our shares. We will also need more funds if the costs of the exploration of our mineral claims are greater than we have anticipated. We will also require additional financing to sustain our business operations if we are not successful in earning revenues. We currently do not have any arrangements for further financing and we may not be able to obtain financing when required. Our future is dependent upon our ability to obtain financing.

Going Concern

Due to our being an exploration stage company and not having generated revenues, in their Notes to our financial statements for the year ended March 31, 2006, our independent auditors included an explanatory paragraph regarding concerns about our ability to continue as a going concern.

We have historically incurred losses, and through June 30, 2006 have incurred losses of $112,998 from our inception. Because of these historical losses, we will require additional working capital to develop our business operations. We intend to raise additional working capital through private placements, bank financing and/or advances from related parties or shareholder loans.

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

Application Of Critical Accounting Policies

Our financial statements and accompanying notes are prepared in accordance with generally accepted accounting principles in the United States. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. These estimates and assumptions are affected by management’s application of accounting policies. We believe that understanding the basis and nature of the estimates and assumptions involved with the following aspects of our financial statements is critical to an understanding of our financials.

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

Recent Accounting Pronouncements

We do not expect that the adoption of other recent accounting pronouncements will have a material impact on our financial statements.

RISK FACTORS

Much of the information included in this quarterly report includes or is based upon estimates, projections or other “forward-looking statements”. Such forward-looking statements include any projections or estimates made by us and our management in connection with our business operations. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions, or other future performance suggested herein. We undertake no obligation to update forward-looking statements to reflect events or circumstances occurring after the date of such statements.

Such estimates, projections or other “forward-looking statements” involve various risks and uncertainties as outlined below. We caution readers of this quarterly report that important factors in some cases have affected and, in the future, could materially affect actual results and cause actual results to differ materially from the results expressed in any such estimates, projections or other “forward-looking statements”. In evaluating us, our business and any investment in our business, readers should carefully consider the following factors.

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

We have not generated any revenues since our incorporation and we will continue to incur operating expenses without revenues until we are in commercial deployment. Our net loss from inception (November 29, 2004) to June 30, 2006 was $112,998. We had cash in the amount of $12,526 as of June 30, 2006. We currently do not have any operations and we have no income. We estimate our average monthly operating expenses to be approximately $14,000 each month. We cannot provide assurances that we will be able to successfully explore and develop our business. These circumstances raise substantial doubt about our ability to continue as a going concern as described in an explanatory paragraph to our independent auditors’ report on our audited financial statements, dated June 26, 2006. If we are unable to continue as a going concern, investors will likely lose all of their investments in our company.

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

Risks Associated With Our Common Stock

Trading on the OTC Bulletin Board may be volatile and sporadic, which could depress the market price of our common stock and make it difficult for our stockholders to resell their shares.

Our common stock is quoted on the OTC Bulletin Board service of the National Association of Securities Dealers. Trading in stock quoted on the OTC Bulletin Board is often thin and characterized by wide fluctuations in trading prices, due to many factors that may have little to do with our operations or business prospects. This volatility could depress the market price of our common stock for reasons unrelated to operating performance. Moreover, the OTC Bulletin Board is not a stock exchange, and trading of securities on the OTC Bulletin Board is often more sporadic than the trading of securities listed on a quotation system like Nasdaq or a stock exchange like Amex. Accordingly, shareholders may have difficulty reselling any of the shares.

Our stock is a penny stock. Trading of our stock may be restricted by the SEC’s penny stock regulations and the NADSD’s sales practice requirements, which may limit a stockholder’s ability to buy and sell our stock.

Our stock is a penny stock. The Securities and Exchange Commission has adopted Rule 15g-9 which generally defines “penny stock” to be any equity security that has a market price (as defined) less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. Our securities are covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and “accredited investors”. The term “accredited investor” refers generally to institutions with assets in excess of $5,000,000 or individuals with a net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the SEC which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer’s account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer’s confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules. Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities. We believe that the penny stock rules discourage investor interest in and limit the marketability of our common stock.

In addition to the “penny stock” rules promulgated by the Securities and Exchange Commission, the NASD has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, the NASD believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. The NASD requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock.

Other Risks

Because Steve Bajic, our President, Secretary, Treasurer and one of our directors, lives outside of the United States, you may have no effective recourse against him for misconduct and may not be able to enforce judgment and civil liabilities against him.

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

Trends, Risks and Uncertainties

We have sought to identify what we believe to be the most significant risks to our business, but we cannot predict whether, or to what extent, any of such risks may be realized nor can we guarantee that we have identified all possible risks that might arise. Investors should carefully consider all of such risk factors before making an investment decision with respect to our common stock.

Item 3.	Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Securities Exchange Act of 1934 reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our President, to allow timely decisions regarding required disclosure.

Our management carried out an evaluation, under the supervision and with the participation of management, including our President, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e). Based upon the foregoing, our President concluded that our disclosure controls and procedures are effective in connection with the filing of this Quarterly Report on Form 10-QSB for the quarter ended June 30, 2006.

There were no changes in the our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any significant deficiencies or material weaknesses of internal controls that would require corrective action.

Part II. OTHER INFORMATION

Item 1.	Legal Proceedings.

We know of no material, active or pending legal proceedings against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Submission of Matters to a Vote of Security Holders.

None.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Exhibits Required by Item 601 of Regulation S-B.

Exhibit	Description
3.1	Articles of Incorporation (incorporated by reference from our Registration Statement on Form SB-2, filed on September 8, 2005).
3.2	Bylaws (incorporated by reference from our Registration Statement on Form SB-2, filed on September 8, 2005).
4.1	Form of Share Certificate (incorporated by reference from our Registration Statement on Form SB-2, filed on September 8, 2005).
4.2	Form of Warrant Certificate (1 year at $0.10) (incorporated by reference from our Registration Statement on Form SB-2/A, filed on February 9, 2006).
4.3	Form of Warrant Certificate (2 years at $0.20) (incorporated by reference from our Registration Statement on Form SB-2/A, filed on February 9, 2006).
10.1	Form of Subscription Agreement with Steve Bajic and John Hiner (incorporated by reference from our Registration Statement on Form SB-2, filed on September 8, 2005).
10.2	Form of Subscription Agreement with the following investors (incorporated by reference from our Registration Statement on Form SB-2, filed on September 8, 2005):
	Axxia Management & Consulting Ltd.	Rick Chehil
	538796 BC Ltd.	Carla Dahlen
	Violette Baillargeon	Michelle DeLeon
	Ante Bajic, Jr.	Tim Fernback
	Ante Bajic, Sr.	Chris Gervais
	Jennifer Bajic	James T. Gillis
	Kata Bajic	Marni Gillis
	Marija Bajic	Bill Hubbard
	Marko Bajic	Jaishrey Kartha

	Martin Bajic	Daniel Matwick
	Mira Bajic	Dan McFarland
	Mirko Bajic	Rozana McFarland
	Tom Bajic	Paul Proznick
	Arthur Baran	Laura Robinson
	Bruno Barde	Denny Roman
	Johnny Bevacqua	Mark Suyama
	Marija Buljan	Elizabeth Torry
	Mark Burchak	Brigita Traversa
	Tigera Caignon	Joe Traversa
	Alan Charlton	Laurence Waidmann
10.3	Letter Agreement dated February 15, 2005 with Navasota Resources Ltd. (incorporated by reference from our Registration Statement on Form SB-2, filed on September 8, 2005).
10.4	Lease Agreement dated March 31, 2005 (incorporated by reference from our Registration Statement on Form SB-2/A, filed on February 9, 2006).
10.5	Written Description of Verbal Employment Agreement for Mr. Steve Bajic (incorporated by reference from our Registration Statement on Form SB-2/A, filed on February 9, 2006).
10.6	Amended Letter Agreement dated February 14, 2006 with Navasota Resources Ltd. (incorporated by reference from our Annual Report on Form 10-KSB filed on July 3, 2006)
31.	302 Certification
31.1*	Section 302 Certification under Sarbanes-Oxley Act of 2002 of Steve Bajic.
32.	906 Certification
32.1*	Section 906 Certification under Sarbanes-Oxley Act of 2002 of Steve Bajic.

* Filed herewith

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GOLDRANGE RESOURCES, INC.

By:	/s/ Steve Bajic

Steve Bajic, President, Secretary, Treasurer and Director

(Principal Executive Officer, Principal Financial Officer

and Principal Accounting Officer)

Date: August 17, 2006.