Form 10QSB
period 2006-09-30
GOLDRANGE RESOURCES, INC.
filed 2006-11-08
CIK 1335288

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   September 30, 2006

[	]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from _________ to __________

Commission file number  333-128165

GOLDRANGE RESOURCES, INC.
(Exact name of small business issuer as specified in its charter)

Nevada	20-3219714
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).      Yes ☒     No [ ]

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

8,050,000 outstanding common shares issued and outstanding as at October 31, 2006.

Transitional Small Business Disclosure Format (Check one):	Yes ☐	No ☒

CW901804.4

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

GOLDRANGE RESOURCES INC.

(An Exploration Stage Company)

Balance Sheets

	September 30, 2006	March 31, 2006
	(Unaudited)
Assets

Current:
Cash	$715	$ 12,101
Term deposit	-	20,000
Prepaid expenses	120	120

	$835	$ 32,221

Liabilities

Current:
Accounts payable and accrued liabilities	$7,333	$ 10,553
Due to related party (Note 5)	13,000	-

Total Liabilities	$20,333	10,553

Stockholders' Equity (Deficiency)

Capital stock (Note 4):
Authorized -
50,000,000 common shares, $0.001 par value
Issued and outstanding -
8,050,000 common shares (March 31, 2006: 8,050,000)	8,050	8,050
Additional paid-in capital	100,450	100,450
Deficit accumulated during the exploration stage	(127,998)	(86,832)

	(19,498)	21,668

	$835	$ 32,221

Nature and Continuance of Operations (Note 1)

The accompanying notes are an integral part of these interim financial statements

GOLDRANGE RESOURCES INC.

(An Exploration Stage Company)

Interim Statements of Operations

(Unaudited)

	Three Months Ended September 30,		Six Months Ended September 30,		Cumulative From November 29, 2004 (Date of Inception) to September 30,
	2006	2005	2006	2005	2006

Expenses
Accounting & legal	$ 3,604	$ 8,087	$ 19,936	$ 8,087	$ 58,738
Bank charges and interest	45	45	100	45	330
Management fees	9,000	9,000	18,000	18,000	56,000
Mineral property (Note 3)	-	-	-	-	5,000
Office & miscellaneous	1,375	386	1,755	970	3,753
Transfer agent & filing fees	977	-	977	-	3,320
Travel	-	-	457	495	2,066

	(15,001)	(17,518)	(41,225)	(27,597)	(129,207)

Interest income	-	413	58	688	1,209

Net loss	$ (15,001)	$ (17,105)	$ (41,167)	$ (26,909)	$ (127,998)

Weighted average number of common shares outstanding:	8,050,000	8,050,000	8,050,000	8,050,000
Basic and diluted net loss per common share	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)

The accompanying notes are an integral part of these interim financial statements

GOLDRANGE RESOURCES INC.

(An Exploration Stage Company)

Interim Statement of Cash Flows

(Unaudited)

	Six Months Ended September 30, 2006	Six Months Ended September 30, 2005	Cumulative From November 29, 2004 (Date of Inception) to September 30, 2006

Operating Activities:
Net loss	$ (41,167)	$ (26,909)	$ (127,998)
Changes in non-cash working capital items
(Increase) Decrease in prepaid expenses	-	(120)	(120)
Increase (Decrease) in accounts payable and accrued liabilities	(3,219)	(5,342)	7,333
Increase (Decrease) in amount due to related party	13,000	(40)	13,000

Net cash used in operating activities	(31,386)	(32,411)	(107,785)

Financing Activities:
Proceeds from issuance of common shares	-	-	108,500

Net cash provided by financing activities	-	-	108,500

Cash and cash equivalents, beginning	32,101	104,576	-

Cash and cash equivalents, ending	$ 715	$ 72,165	$ 715

SUPPLEMENTARY DISCLOSURE:
Interest paid	$ -	$ -	$ -

Income taxes paid	$ -	$ -	$ -

:

The accompanying notes are an integral part of these interim financial statements

GOLDRANGE RESOURCES INC.

(An Exploration Stage Company)

Notes to Interim Financial Statements

September 30, 2006

(Unaudited)

1.	Nature and Continuance of Operations:

The Company was incorporated under the laws of the State of Nevada on November 29, 2004 as Goldrange Resources Inc. The Company's principal business activity is the exploration of mineral properties.

These unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America applicable to a "going concern" with the assumption that the Company will be able to continue in business for the foreseeable future, and will realize its assets and discharge its liabilities in the normal course of business rather than through a process of forced liquidation. During the period ended September 30, 2006 the Company experienced an operating loss. Continued operations of the Company are dependent on the Company's ability to complete further equity financing or generate profitable operations in the future.

The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. They may not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the year ended March 31, 2006 included in the Company’s Annual Report on Form 10-KSB filed with the Securities and Exchange Commission. The interim unaudited financial statements should be read in conjunction with those financial statements included in the Form 10-KSB. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three and six months ended September 30, 2006 are not necessarily indicative of the results that may be expected for the year ending March 31, 2007.

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

Mineral property exploration costs are expensed as incurred until such time as economic reserves are quantified. The Company has considered the guidance under EITF 04-2 and has determined that capitalization of mineral property acquisition costs is inappropriate at the current stage of the Company’s mineral property exploration activities. To date, the Company’s mineral interests consist mainly of exploration stage properties. Furthermore, there is uncertainty as to the Company’s ability to fund the exploration work necessary to determine if the properties have recoverable reserves or any future economic benefits. As a result, the Company has expensed all mineral property acquisition costs to date.

GOLDRANGE RESOURCES INC.

(An Exploration Stage Company)

Notes to Interim Financial Statements

June 30, 2006

(Unaudited)

2.    Accounting Policies (continued):

b)	Mineral Properties (continued)

To date, the Company has not established any proven or probable reserves on its mineral property interests. Estimated future removal and site restoration costs will be provided over the life of proven reserves on a units-of-production basis. Costs, which include production equipment removal and environmental remediation, are estimated each period by management based on current regulations, actual expenses incurred, and technology and industry standards. Any charge is included in exploration expense or the provision for depletion and depreciation during the period and the actual restoration expenditures are charged to the accumulated provision amounts as incurred.

The Company has adopted the provisions of SFAS No. 143 “Accounting for Asset Retirement Obligations” which establishes standards for the initial measurement and subsequent accounting for obligations associated with the sale, abandonment, or other disposal of long-lived tangible assets arising from the acquisition, construction or development and for normal operations of such assets. As at September 30, 2006, any potential costs relating to the retirement of the Company’s mineral property interests has not yet been determined.

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

The Company's financial instruments consist of cash, accounts payable and accrued liabilities and amounts due to related party. Unless otherwise noted, it is management's opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments. The fair values of the financial instruments approximate their carrying values, unless otherwise noted.

GOLDRANGE RESOURCES INC.

(An Exploration Stage Company)

Notes to Interim Financial Statements

June 30, 2006

(Unaudited)

2.Accounting Policies (continued):

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

i)	Recent Accounting Pronouncements

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

GOLDRANGE RESOURCES INC.

(An Exploration Stage Company)

Notes to Interim Financial Statements

June 30, 2006

(Unaudited)

2.    Accounting Policies (continued):

Recent Accounting Pronouncements (continued)

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measures” (“SFAS No. 157”). This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), expands disclosures about fair value measurements, and applies under other accounting pronouncements that require or permit fair value measurements. SFAS No. 157 does not require any new fair value measurements. However, the FASB anticipates that for some entities, the application of SFAS No. 157 will change current practice. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, which for the Company would be our fiscal year beginning April 1, 2008. The Company is currently evaluating the impact of SFAS No. 157 but does not expect that it will have a material impact on its financial statements.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.” This Statement requires an employer to recognize the over funded or under funded status of a defined benefit post retirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position, and to recognize changes in that funded status in the year in which the changes occur through comprehensive income.  SFAS No. 158 is effective for fiscal years ending after December 15, 2006. The Company does not expect that the implementation of SFAS No. 158 will have any material impact on its financial position and results of operations.

In September 2006, the SEC issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB No. 108 addresses how the effects of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements. SAB No. 108 requires companies to quantify misstatements using a balance sheet and income statement approach and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. SAB No. 108 is effective for periods ending after November 15, 2006. The Company is currently evaluating the impact of adopting SAB No. 108 but does not expect that it will have a material effect on its financial statements.

3.	Mineral Property:

Gold Creek Property - Kamloops Mining Division, British Columbia

The Company entered into agreements dated February 28, 2005 and amended on February 14, 2006, which grants the Company the option to purchase a 100% interest in seven mineral claims covering sixty-two units in the Gold Creek area of Kamloops, British Columbia.

In order to exercise its option the Company was obligated to make cash payments of $5,000 within two months of signing the original agreement and make additional cash payments of $25,000 on the second anniversary of the signing of the amended agreement.

GOLDRANGE RESOURCES INC.

(An Exploration Stage Company)

Notes to Interim Financial Statements

June 30, 2006

(Unaudited)

4.	Capital Stock

The total number of common shares authorized that may be issued by the Company is 50,000,000 shares with a par value of $0.001 per share.

During the period from November 29, 2004 (inception) to September 30, 2006 the Company issued 8,050,000 shares of common stock for total proceeds of $108,500.

To September 30, 2006, the Company has not granted any stock options and has not recorded any stock-based compensation.

5.	Related Party Transactions
		Six Months Ended September 30, 2006	Six Months Ended September 30, 2005
	Management fees paid to a director	$18,000	$18,000

These transactions are in the normal course of operations and are measured at the exchange amount, which is the amount of consideration established and agreed to by the related parties.

At September 30, 2006 $13,000 (2005 – nil) is owing to this director for unpaid management fees and expenses incurred on behalf of the Company. This amount is unsecured, bears no interest and has no specific terms of repayment.

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

Our Current Business

We are an exploration stage mining company engaged in the exploration of gold and other minerals on three mineral claims in the Province of British Columbia. Our original business purpose was to find and acquire properties that would be suitable for an exploration mining program. We acquired our rights to the claims in British Columbia on February 15, 2005 from Navasota Resources Ltd. Our mineral claims span 5.6 square miles in an area near Kamloops, British Columbia. We have not yet conducted any exploration of the property but we plan to ascertain whether the claims possess commercially viable deposits of minerals, including gold, copper, molybdenum, silver and zinc. Since February 15, 2005, we have been engaged in the business of exploration and exploitation of minerals exclusively in relation to our rights on our Gold Creek property.

Employees

As at October 31, 2006, our only employees are our directors and officers. We do not expect any material changes in the number of employees over the next 12 month period. We do and will continue to outsource contract employment as needed.

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

At September 30, 2006, we had a working capital deficit of $19,498, compared to working capital of $69,627 as at September 30, 2005.

At September 30, 2006, our total current assets were $835 which consisted primarily of cash of $715 and prepaid expenses of $120 compared to current assets of $72,285 as at September 30, 2005.

At September 30, 2006, our total current liabilities were $20,333, compared to total current liabilities of $2,658 as at September 30, 2005.

For the six month period ended September 30, 2006, we posted losses of $41,167 compared to $26,909 for the six month period ended September 30, 2005 and to $127,998 since incorporation. The principal components of the loss for the six month period ended September 30, 2006 were 40,148 accounting and legal fees, management fees, office and miscellaneous and travel.

Operating expenses for the six month period ended September 30, 2006 were $41,225 compared to $27,597 as at September 30, 2005.

At September 30, 2006, we had cash on hand of $715 compared to $72,165 as at September 30, 2005.

Cash Requirements

For the next twelve months we intend to carry out a program of exploration and maintain our status with respect to the mineral rights on our Gold Creek properties.

These endeavors will cost approximately $85,000. As of September 30, 2006, we had working capital deficit of $19,498. We have no income from operations. We will require additional funds to implement our plans. These funds may be raised through equity financing, debt financing, or other sources, which may result in the dilution in the equity ownership of our shares. We will also need more funds if the costs of the exploration of our mineral claims are greater than we have anticipated. We will also require additional financing to sustain our business operations if we are not successful in earning revenues. We currently do not have any arrangements for further financing and we may not be able to obtain financing when required. Our future is dependent upon our ability to obtain financing.

Over the next twelve months we intend to use all available funds as follows:

Estimated Expenses For the Next Twelve Months
Expense	Amount
Mineral Claim Exploration Expenses	$50,000
Professional Fees	25,000
Rent, Utilities & Insurance	1,500
General Administrative Expenses	8,500
Total	$85,000

Going Concern

Due to our being an exploration stage company and not having generated revenues, in their Notes to our financial statements for the year ended March 31, 2006, our independent auditors included an explanatory paragraph regarding concerns about our ability to continue as a going concern.

We have historically incurred losses, and through September 30, 2006 have incurred losses of $127,998 from our inception. Because of these historical losses, we will require additional working capital to develop our business operations. We intend to raise additional working capital through private placements, bank financing and/or advances from related parties or shareholder loans.

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

Recent Accounting Pronouncements

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments-an amendment of FASB Statements No. 133 and 140”, to simplify and make more consistent the accounting for certain financial instruments. SFAS No. 155 amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, to permit fair value remeasurement for any hybrid financial instrument with an embedded derivative that otherwise would require bifurcation, provided that the whole instrument is accounted for on a fair value basis. SFAS No. 155 amends SFAS No. 140, “Accounting for the Impairment or Disposal of Long-Lived Assets”, to allow a qualifying special-purpose entity to hold a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 applies to all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006, with earlier application allowed. Management does not expect the adoption of this statement will have a material impact on our company’s results of operations or financial condition.

In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". This statement requires all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable, and permits for subsequent measurement using either fair value measurement with changes in fair value reflected in earnings or the amortization and impairment requirements of Statement No. 140. The subsequent measurement of separately recognized servicing assets and servicing liabilities at fair value eliminates the necessity for entities that manage the risks inherent in servicing assets and servicing liabilities with derivatives to qualify for hedge accounting treatment and eliminates the characterization of declines in fair value as impairments or direct write-downs. SFAS No. 156 is effective for an entity's first fiscal year beginning after September 15, 2006.  Management does not expect the adoption of this statement will have a material impact on our company’s results of operations or financial condition.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measures” (“SFAS No. 157”). This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), expands disclosures about fair value measurements, and applies under other accounting pronouncements that require or permit fair value measurements. SFAS No. 157 does not require any new fair value measurements. However, the FASB anticipates that for some entities, the application of SFAS No. 157 will change current practice. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, which for our company would be our fiscal year beginning April 1, 2008. Our company is currently evaluating the impact of SFAS No. 157 but does not expect that it will have a material impact on its financial statements.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.” This Statement requires an employer to recognize the over funded or under funded status of a defined benefit post retirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position, and to recognize changes in that funded status in the year in which the changes occur through comprehensive income.  SFAS No. 158 is effective for fiscal years ending after December 15, 2006. Our company does not expect that the implementation of SFAS No. 158 will have any material impact on its financial position and results of operations.

In September 2006, the SEC issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB No. 108 addresses how the effects of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements. SAB No. 108 requires companies to quantify misstatements using a balance sheet and income statement approach and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. SAB No. 108 is effective for periods ending after November 15, 2006. Our company is currently evaluating the impact of adopting SAB No. 108 but does not expect that it will have a material effect on its financial statements.

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

We have not generated any revenues since our incorporation and we will continue to incur operating expenses without revenues until we are in commercial deployment. Our net loss from inception (November 29, 2004) to September 30, 2006 was $127,998. We had cash in the amount of $715 as of September 30, 2006. We currently do not have any operations and we have no income. We estimate our average monthly operating expenses to be approximately $7,000 each month. We cannot provide assurances that we will be able to successfully explore and develop our business. These circumstances raise substantial doubt about our ability to continue as a going concern as described in an explanatory paragraph to our independent auditors’ report on our audited financial statements, dated June 26, 2006. If we are unable to continue as a going concern, investors will likely lose all of their investments in our company.

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

Our management carried out an evaluation, under the supervision and with the participation of management, including our President, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e). Based upon the foregoing, our President concluded that our disclosure controls and procedures are effective in connection with the filing of this Quarterly Report on Form 10-QSB for the quarter ended September 30, 2006.

There were no changes in the our internal controls or in other factors that could materially affect these controls subsequent to the date of their evaluation, including any significant deficiencies or material weaknesses of internal controls that would require corrective action.

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

Date: November 8, 2006