Form 10QSB
period 2006-12-31
GOLDRANGE RESOURCES, INC.
filed 2007-01-30
CIK 1335288

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   December 31, 2006

[	]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from _________ to __________

Commission file number  000-52316

GOLDRANGE RESOURCES, INC.
(Exact name of small business issuer as specified in its charter)

Nevada	20-3219714
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

32,200,000 outstanding common shares issued and outstanding as at January 30, 2007.

Transitional Small Business Disclosure Format (Check one):	Yes ☐	No ☒

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

GOLDRANGE RESOURCES INC.

(An Exploration Stage Company)

Balance Sheets

	December 31, 2006	March 31, 2006
	(Unaudited)	(Audited)
Assets

Current
Cash	$180	$12,101
Term deposit	-	20,000
Prepaid expenses	120	120

	$300	$32,221

Liabilities

Current
Accounts payable and accrued liabilities	$4,758	$7,553
Due to Shareholder	22,333	-

Total Liabilities	27,091	7,553

Stockholders' Equity (Deficiency)

Capital stock (Note 3)
Authorized -
200,000,000 common shares, $0.001 par value
Issued and outstanding -
32,200,000 common shares (March 31, 2005-32,200,000)	32,200	32,200
Additional paid-in capital	76,300	76,300
Deficit accumulated during the exploration stage	(135,291)	(86,832)

	(26,791)	24,668

	$300	$32,221

Nature and Continuance of Operations (Note 1)

Letter of Intent (Note 5)

The accompanying notes are an integral part of these interim financial statements

GOLDRANGE RESOURCES INC.

(An Exploration Stage Company)

Interim Statements of Operations

(Unaudited)

	Three Months Ended December 31,		Nine Months Ended December 31,		Cumulative from November 29, 2004 (Inception) to December 31,
	2006	2005	2006	2005	2006

Expenses
Accounting & legal	$ 4,360	$ 9,892	$ 24,296	$ 17,978	$ 63,098
Bank charges	45	46	145	92	375
Management fees	-	9,000	18,000	27,000	56,000
Mineral property (Note 3)	-	-	-	-	5,000
Office & miscellaneous	359	644	2,114	1,164	4,113
Transfer agent & filing fees	2,528	1,325	3,505	1,325	5,848
Travel	-	-	457	495	2,066

	(7,292)	(20,907)	(48,517)	(48,504)	(136,500)

Interest income	-	276	58	964	1,209

Net loss	$ (7,292)	$ (20,631)	$ (48,459)	$ (47,540)	$ (135,291)

Weighted average number of common shares outstanding:	32,200,000	32,200,000	32,200,000	32,200,000

Basic and diluted net loss per common share	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)

The accompanying notes are an integral part of these interim financial statements

GOLDRANGE RESOURCES INC.

(An Exploration Stage Company)

Interim Statement of Cash Flows

(Unaudited)

	Nine Months Ended December 31, 2006	Nine Months Ended December 31, 2005	Cumulative from November 29, 2004 (Inception)to December 31, 2006

Operating Activities
Net loss	$ (48,459)	$ (47,540)	$ (135,291)
Changes in non-cash working capital items
Decrease in prepaid expenses	-	(120)	(120)
Increase (decrease) in accounts payable and accrued liabilities	(5,795)	(2,690)	4,758
Increase in amount due to a shareholder	22,333	(40)	22,333

Net cash used in operations	(31,921)	(50,390)	(108,320)

Financing Activities
Proceeds from issuance of common shares	-	-	108,500

Net cash provided financing activities	-	-	108,500

Cash and cash equivalents, beginning	32,101	104,576	-

Cash and cash equivalents, ending	$ 180	$ 54,186	$ 180

Supplemental disclosure

Cash paid for:

Interest paid	$ -	$ -	$ -

Income taxes paid	$ -	$ -	$ -

The accompanying notes are an integral part of these interim financial statements

GOLDRANGE RESOURCES INC.

(An Exploration Stage Company)

Notes to Interim Financial Statements

December 31, 2006

(Unaudited)

1.	Basis of Presentation and Continuance of Operations:

The Company was incorporated under the laws of the State of Nevada on November 29, 2004 as Goldrange Resources Inc. The Company's principal business activity is the exploration and development of mineral properties. On November 30, 2006 the Company completed a four for one forward split of its common stock (See Note 3).

These unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America applicable to a "going concern" with the assumption that the Company will be able to continue in business for the foreseeable future, and will realize its assets and discharge its liabilities in the normal course of business rather than through a process of forced liquidation. During the period ended December 31, 2006 the Company experienced an operating loss. Continued operations of the Company are dependent on the Company's ability to complete further equity financing or generate profitable operations in the future.

The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. They may not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the financial statements for the year ended March 31, 2006 included in the Company’s Annual Report on Form 10-KSB filed with the Securities and Exchange Commission. The interim unaudited financial statements should be read in conjunction with those financial statements included in the Form 10-KSB. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three and six months ended December 31, 2006 are not necessarily indicative of the results that may be expected for the year ending March 31, 2007.

2.	Mineral Property

Gold Creek Property - Kamloops Mining Division, British Columbia

The Company entered into agreements dated February 28, 2005 and amended on February 14, 2006, which grants the Company the option to purchase a 100% interest in three mineral claims covering sixty two units in the Gold Creek area of Kamloops, British Columbia.

In order to exercise its option the Company was obligated to make cash payments of $5,000 within two months of signing the original agreement and make additional cash payments of $25,000 on the second anniversary of the signing of the amended agreement.

3. Capital Stock

On November 30, 2006, the Company forward split its common shares on a 4 for 1 basis. The stock split has been presented on a retroactive basis throughout these financial statements. As a result the authorized capital increased from 50,000,000 shares of common stock with par value of $0.001 to 200,000,000 shares of common stock with a par value of $0.001 and the number of shares issued and outstanding increase from 8,050,000 shares of common stock with a par value of $0.01 to 32,200,000 shares of common stock with a par value of $0.01..

During the nine months ended December 31, 2006 the Company did not issue any common shares.

To December 31, 2006, the Company has not granted any stock options and has not recorded any stock-based compensation.

4.	Related Party Transactions
		Nine months ended December 31, 2006	Nine months ended December 31, 2005
	Management fees paid to a director	$18,000	$27,000

These transactions are in the normal course of operations and are measured at the exchange amount, which is the amount of consideration established and agreed to by the related parties.

5.	Letter of Intent

On November 30, 2006, the Company entered into a letter of intent with JMT Resources, Ltd., REO Energy, Ltd., and Benco Operating, Inc., regarding transactions involving the contribution of certain oil and gas interests and related assets to the Company in exchange for shares of the Company’s common stock. The assets to be contributed are estimated at an aggregate fair value of $53,000,000. The parties agreed to act in good faith to negotiate a definitive agreement by December 31, 2006 effecting the transactions. At December 31, 2006 no agreement had been reached and the parties agreed to extend the letter of intent to February 15, 2007.

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

Effective November 30, 2006, we effected a forward stock split of our authorized, issued and outstanding common stock , whereby each one (1) share of our common stock prior to the stock split was equal to four (4) shares of common stock after the effective date of the stock split. As a result, our authorized capital increased from 50,000,000 shares of common stock with a par value of $0.001 to 200,000,000 shares of common stock with a par value of $0.001. Our issued and outstanding share capital increased from 8,050,000 shares of common stock to 32,200,000 shares of common stock. The forward stock split became effective with NASD’s Over-the-Counter Bulletin Board at the opening of the market on November 30, 2006 under the new stock symbol “GRGE”.

Our principal executive offices are located at 114 West Magnolia Street, Suite 400-136, Bellingham, WA 98225. Our telephone number is 360.392.2830. We do not have any subsidiaries.

Our Current Business

We are an exploration stage mining company engaged in the exploration of gold and other minerals on three mineral claims in the Province of British Columbia. Our business purpose is to find and acquire properties that would be suitable for an exploration mining program. We acquired our rights to the claims in British Columbia on February 15, 2005 from Navasota Resources Ltd. Our mineral claims span 5.6 square miles in an area near Kamloops, British Columbia. We have not yet conducted any exploration of the property but we plan to ascertain whether the claims possess commercially viable deposits of minerals, including gold, copper, molybdenum, silver and zinc. Since February 15, 2005, we have been engaged in the business of exploration and exploitation of minerals exclusively in relation to our rights on our Gold Creek property.

Effective as of November 30, 2006, we entered into a letter of intent with JMT Resources, Ltd., REO Energy, Ltd., and Benco Operating, Inc., regarding transactions involving the contribution of certain oil and gas interests and related assets to our company in exchange for shares of our common stock. The assets to be contributed are estimated at an aggregate value of $53,000,000. The transactions will not be effective until the parties have negotiated and executed a definitive agreement. The parties agreed to act in good faith to negotiate a definitive agreement effecting the transactions. If such agreement is not negotiated on or before December 31, 2006, the obligation to negotiate then terminates. The letter of intent provides that JMT Resources, Ltd., REO Energy, Ltd., and Benco Operating, Inc. may not negotiate with any party other than our company until December 31, 2006.

Effective December 31, 2006, the Board agreed to extend the term of the letter of intent with JMT Resources, Ltd., REO Energy, Ltd., and Benco Operating, Inc. so that a definitive agreement needs to be negotiated by February 15, 2007 before the obligations terminate.

Employees

As at December 31, 2006, our only employees are our directors and officers. We do not expect any material changes in the number of employees over the next 12 month period. We do and will continue to outsource contract employment as needed.

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

Purchase of Significant Equipment

We do not anticipate the purchase or sale of any plant or significant equipment during the next twelve-

month period.

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

At December 31, 2006, we had a working capital deficit of $26,791, compared to working capital of $48,996 as at December 31, 2005.

At December 31, 2006, our total current assets were $300 which consisted primarily of cash of $180 and prepaid expenses of $120 compared to current assets of $54,306 as at December 31, 2005.

At December 31, 2006, our total current liabilities were $27,091, compared to total current liabilities of $5,310 as at December 31, 2005.

For the nine month period ended December 31, 2006, we posted losses of $48,459 compared to $47,540 for the nine month period ended December 31, 2005 and to $135,291 since incorporation. The principal components of the loss for the nine month period ended December 31, 2006 were $24,296 for accounting and legal fees, $18,000 for management fees, $2,114 for office and miscellaneous and $3,505 for transfer agent and filing fees.

Operating expenses for the nine month period ended December 31, 2006 were $48,517 compared to $48,504 as at December 31, 2005.

At December 31, 2006, we had cash on hand of $180 compared to $54,186 as at December 31, 2005.

Cash Requirements

For the next twelve months we intend to carry out a program of exploration and maintain our status with respect to the mineral rights on our Gold Creek properties.

These endeavors will cost approximately $85,000. As of December 31, 2006, we had working capital deficit of $26,791. We have no income from operations. We will require additional funds to implement our plans. These funds may be raised through equity financing, debt financing, or other sources, which may result in the dilution in the equity ownership of our shares. We will also need more funds if the costs of the exploration of our mineral claims are greater than we have anticipated. We will also require additional financing to sustain our business operations if we are not successful in earning revenues. We currently do not have any arrangements for further financing and we may not be able to obtain financing when required. Our future is dependent upon our ability to obtain financing.

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

We have historically incurred losses, and through December 31, 2006 have incurred losses of $135,291 from our inception. Because of these historical losses, we will require additional working capital to develop our business operations. We intend to raise additional working capital through private placements, bank financing and/or advances from related parties or shareholder loans.

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

We have not generated any revenues since our incorporation and we will continue to incur operating expenses without revenues until we are in commercial deployment. Our net loss from inception (November 29, 2004) to December 31, 2006 was $135,291. We had cash in the amount of $180 as of December 31, 2006. We currently do not have any operations and we have no income. We estimate our average monthly operating expenses to be approximately $4,000 each month. We cannot provide assurances that we will be able to successfully explore and develop our business. These circumstances raise substantial doubt about our ability to continue as a going concern as described in an explanatory paragraph to our independent auditors’ report on our audited financial statements, dated June 26, 2006. If we are unable to continue as a going concern, investors will likely lose all of their investments in our company.

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

As required by Rule 13a-15 under the Exchange Act, we have carried out an evaluation of the effectiveness of the design and operation of our company’s disclosure controls and procedures as of the end of the period covered by this quarterly report, being December 31, 2006. This evaluation was carried out under the supervision and with the participation of our company’s management, including our company’s president and chief executive officer. Based upon that evaluation, our company’s president and chief executive officer concluded that our company’s disclosure controls and procedures are effective as at the end of the period covered by this report. There have been no significant changes in our internal controls over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our company’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our company’s reports filed under the Exchange Act is accumulated and communicated to management, including our company’s president as appropriate, to allow timely decisions regarding required disclosure.

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
3.3

Certificate of Change filed with the Secretary of State of Nevada on November 21, 2006 and which is effective November 30, 2006. (incorporated by reference from our Current Report on Form 8-K filed on November 30, 2006)

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

10.7

Letter of Intent dated November 30, 2006 by and among Goldrange Resources, Inc., JMT Resources, Inc., REO Energy, Ltd., and Benco Operating, Inc. (incorporated by reference from our Current Report on Form 8-K filed on December 1, 2006)

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

Date: January 30, 2007