Form 10KSB
period 2007-03-31
ReoStar Energy CORP
filed 2007-07-16
CIK 1335288

UNITED STATES
SECURITIES AND EXCHANGE
COMMISSION
Washington, D.C. 20549

FORM 10-KSB

[x] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2007

Commission file number 000-26139

REOSTAR ENERGY CORPORATION
Name of small business issuer in its charter

Nevada	20-8428738
(State or other jurisdiction of incorporation)	(IRS Employer Identification No.)

5416 Birchman Avenue, Fort Worth, Texas	76107
(Address of principal executive offices)	(Zip Code)

Issuer's telephone number: 1-800-462-4633

Securities registered under Section 12(b) of the Exchange Act:
None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, $.001 par value
(Title of class)

Check whether the issuer is required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. [X]

Check whether the issuer (1) (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [x]

Revenue for the fiscal period ended March 31, 2007 (three months) is $1,409,287 and the aggregate market value of the voting stock held by non-affiliates of the registrant based on the closing bid price of such stock as of March 30, 2007 amounted to $15,921,379.

The number of shares outstanding of each of the registrant's classes of common stock as of March 31, 2007 was 71,954,262 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the REOSTAR 2007 Annual Meeting of Board of Directors and Majority Shareholders are incorporated into Part III hereof by reference.

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

TABLE OF CONTENTS
PART I
Item 1. Description of Business 1
Item 2. Description of Properties 14
Item 3. Legal Proceedings 18
Item 4. Submission of Matters to a Vote of Security Holders 18

PART II
Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities 19
Item 6. Management's Discussion and Analysis or Plan of Operation 22
Item 7. Financial Statements 39
Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure 39
Item 8A. Controls and Procedures 39
Item 8B. Other Information 39

PART III
Item 9. Directors, Executive Officers; Control persons and Corporate Governance; Compliance with Section 16(a) of the Exchange Act 40
Item 10. Executive Compensation 42
Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters 42
Item 12. Certain Relationships and Related Transactions and Director Independence 42
Item 13. Exhibits
Item 14. Principal Accountant Fees and Services 42

GLOSSARY 44

SIGNATURES 46
Subsidiaries of Registrant
Consent of Independent Registered Public Accounting Firm
Consent of Forest Garb & Associates
Certification by the President and CEO Pursuant to Section 302
Certification by the CFO Pursuant to Section 302
Certification by the President and CEO Pursuant to Section 906
Certification by the CFO Pursuant to Section 906

Disclosures Regarding Forward-Looking Statements

Certain information included in this report, other materials filed or to be filed with the Securities and Exchange Commission (the "SEC"), as well as information included in oral statements or other written statements made or to be made by us contain or incorporate by reference certain statements (other than statements of historical fact) that constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. When used herein, the words "budget," "budgeted," "assumes," "should," "goal," "anticipates," "expects," "believes," "seeks," "plans," "estimates," "intends," "projects" or "targets" and similar expressions that convey the uncertainty of future events or outcomes are intended to identify forward-looking statements. Where any forward-looking statement includes a statement of the assumptions or bases underlying such forward-looking statement, we caution that while we believe these assumptions or bases to be reasonable and to be made in good faith, assumed facts or bases almost always vary from actual results and the difference between assumed facts or bases and the actual results could be material, depending on the circumstances. It is important to note that our actual results could differ materially from those projected by such forward-looking statements. Although we believe that the expectations reflected in such forward-looking statements are reasonable and such forward-looking statements are based upon the best data available at the date this report is filed with the SEC, we cannot assure you that such expectations will prove correct. Factors that could cause our results to differ materially from the results discussed in such forward-looking statements include, but are not limited to, the following: the factors listed in Item 1A of this report under the heading "Risk Factors," production variance from expectations, volatility of oil and gas prices, hedging results, the need to develop and replace reserves, the substantial capital expenditures required to fund operations, exploration risks, environmental risks, uncertainties about estimates of reserves, competition, litigation, government regulation, political risks, our ability to implement our business strategy, costs and results of drilling new projects, mechanical and other inherent risks associated with oil and gas production, weather, availability of drilling equipment and changes in interest rates. All such forward-looking statements in this document are expressly qualified in their entirety by the cautionary statements in this paragraph, and we undertake no obligation to publicly update or revise any forward-looking statements.

PART I
ITEM 1. DESCRIPTION OF BUSINESS
General
We are engaged in the exploration, development and acquisition of oil and gas properties, primarily in the Southwestern region of the United States. We seek to increase reserves and production through internally generated drilling projects, coupled with complementary acquisitions.

At year-end 2007, a certified engineering firm valued our proven reserves at $180,968,260, which reflects the present value of our future net cash flows from reserves, discounted at 10%

At year-end 2007, we owned approximately 23,250 gross (17,950 net) acres of leasehold, which includes 15,250 acres of exploratory and developmental prospects as well as 8,000 acres of enhanced oil recovery prospects. We have built a multi-year inventory of drilling projects and drilling locations and currently have enough acreage to sustain several years of drilling.

ReoStar was incorporated in Nevada on November 29, 2004 under the name Goldrange Resources, Inc. In February, 2007 we changed our name to ReoStar Energy Corporation.

Our corporate offices are located at 5416 Birchman Ave, Fort Worth, Texas 76107. Our telephone number is (817) 989-7367. Effective July 15 , 2007, our corporate offices will be located at 3880 Hulen, Suite 500, Fort Worth, Texas 76107.

Business Strategy
Our objective is to build shareholder value by establishing and consistently growing our reserves and production with a strong emphasis on controlling costs and mitigating risks. Our strategy is (1) to continue to acquire and develop leasehold in key regional resource development plays to utilize our infrastructure and engage in a long-term drilling program, and (2) continue to acquire leasehold in areas of proven reserves to utilize enhanced oil recovery methods. In order to meet our objectives, we mitigate production risk and control costs by selling portions of our working interests in the wells we drill. Although we reduce our upside potential when compared to retaining higher levels of ownerships in the wells we drill, we reduce our exposure and increase our opportunities through more diversified programs. Our strategy to focus on costs requires us to acquire vertically integrated resources by assimilating mineral interests with drilling rigs and other high cost oilfield service equipment into a seamless, efficient, and low-cost operation.

Significant Accomplishments in Fiscal Year 2007

• Acquire Diversified Asset Base. On February 1, 2007, we completed the acquisition of the following assets:

•	Barnett Shale Resource and Exploration Mineral Interests We acquired approximately 9,000 gross acres (approximately 6,750 net acres) in the "oil window" of the Barnett Shale located seventy miles Northwest of Dallas, Texas. The mineral interests included forty-six vertical wells drilled within the last two years and both proven undeveloped reserves (the "resource play" portion of the acquisition) and unproven mineral interests (the high quality "exploratory" portion of the acquisition). The vertical wells are all 9,000 feet deep or less and take an average of 18 days to drill.

•	Corsicana Enhanced Oil Recovery (EOR) and Mineral Interests We acquired approximately 4,392 contiguous acres in a mature oil field for the purpose of redevelopment. The field, located 47 miles South of Dallas, Texas, is the oldest commercial field in Texas, with production beginning in the 1890's. An estimated 83% of the original oil in place still remains in the reservoir. These reserves are at depths of 1,000 feet or less, and wells can be drilled and completed quickly at a cost of less than $60,000 per well. An affiliate of the registrant had begun the permitting process to initiate an alkaline-surfactant polymer (ASP) flood pilot project. The Texas regulatory office (RRC - Railroad Commission of Texas) issued the permit for the first Polymer pilot flood in March. Injection into the pilot project commenced in June 2007

•	Fayetteville Shale Mineral Interests We acquired approximately 9,492 gross acres (6,537 net acres) in the "fairway" of the Fayetteville Shale located primarily in Conway, Faulkner, and White Counties in Central Arkansas. We expect to initiate drilling operations prior to the end of the next fiscal year. We may dispose of the asset as it is not located in our geographic area of operations..

•	Tri-County Gas Gathering System We acquired an undivided thirty percent (30%) joint venture interest in the Tri-County Gas Gathering System, which includes pipeline, compressors, a gas processing plant, and several hundred miles of right-of-ways. The system services the majority of our Barnett gas produced.

•	Big Giant Note Receivable We acquired a note receivable from Big Giant, our drilling contractor, in the amount of $2.6 million. The note is secured by the rig dedicated to our Barnett shale acreage.

•  Concentrate in Core Operating Areas. We currently focus in one region; the Southwestern United States (which includes the Barnett Shale of North Central Texas, and our Corsicana Enhanced Oil Recovery prospect in East Central Texas). Concentrating our drilling and producing activities in these core areas allows us to develop the regional expertise needed to interpret specific geological and operating trends and develop economies of scale. Operating developmental projects (such as our Barnett Shale prospects) and Enhanced Oil Recovery prospects in the same core area allows us to achieve reserve growth, balance our portfolio between oil and natural gas, and minimize some of the operational risks inherent in our industry.

•  Manage Our Risk Exposure. We continue to sell working interests in the development wells we drill. Currently, we sell our working interests on a turn-key basis, which helps us to save costs. Due to our focus on controlling costs, we are able to extend economic considerations to not only our third-party working interest investors, but to ourselves in the form of a higher retained interest.

•  Production and reserve growth - During the fourth quarter we completed and brought online five Barnett Shale wells that were in various stages of completion when we acquired them in February. We also began drilling three additional wells. The three additional wells were in process at year end and have been brought online in the first fiscal quarter. We have one drilling rig dedicated full-time to our Barnett Shale properties.

• Continued expansion of drilling inventory and emerging plays - To continue to grow, the size of our prospect inventory must also increase. We will continue to search for high quality prospects that fit our corporate strategy. The company is well positioned to acquire additional acreage as we have minimal debt in relation to our reserve base.

Plans for 2008
With the majority of the necessary funds coming from third-parties, we expect to drill a minimum of 20 wells in our Barnett Shale acreage before the end of our fiscal year while retaining an average of 25% in each of the wells. In addition, we plan to initiate a re-completion program on some of our older wells utilizing an adjusted "mighty acid" fracture stimulation. The initial data indicates that the change in methodology has been effective. We will continue to analyze the results and adjust our methods with an eye to improving the long-term decline curves.

Our Corsicana properties were studied and a pilot injection area was chosen. Corsicana Polymer studies have been carried out by several laboratories over the years. Pilot floods were carried out in the 1980's but they were curtailed due to reduced oil prices.

Thirteen new wells were drilled, 6 of which are injectors and 7 of which are producers. The wells were drilled in a pattern where each injector has approximately four producers surrounding it.

We will begin injection in our Polymer pilot project in the early summer of 2007. The polymer mixing plant has been designed and built and is ready to begin the injection process into our pilot injection wells. Numerous source water lines, injection and production lines have been installed. Our plans have been supported by various labs. Following initiation of injection we anticipate increased production in less than a year. We anticipate many additional injection projects in the ensuing years.

We have begun acquiring deeper rights in the area and plan on initiating a seismic program in order to drill deep tests. The Corsicana area is in an oil and gas province with many potential deeper reservoirs.

During the last portion of 2006, we had considered purchasing a local contract drilling company as there was concern regarding the availability of quality rigs. In our desire to continue operations without being uninterrupted, we entered into a letter of intent to purchase the above mentioned contractor. Due to the inability to have access to audited financial statements and solidify future drilling commitments, we withdrew from the transaction. However, in the ensuing months, the market for quality drilling rigs has softened and we feel confident we will have access to quality drilling rigs in the near future. We continue to have a financial interest in the drilling contractor in the form of a secured note receivable.

In late March the operator and majority owner of the Tri-County Gas Gathering System (TCGGS) announced they had been sold to another pipeline operator. Effective May 1, 2007, our joint venture partners and ReoStar sold our collective interest in the TCGGS for $15 million. The purchase price is subject to certain post closing adjustments which could reduce the sales proceeds by as much as $900,000.

Production, Revenues and Price History
The following table sets forth information regarding oil and gas production, and revenues.

Years Ending December 31	2006	2005
Production
Oil (Bbl)	34,019	7,262
Gas (Mcf)	177,016	77,650
Total (BOE)	64,555	20,650

Revenues
Crude Oil	1,777,716	555,900
Gas	1,096,575	553,299
Total	2,874,291	1,109,199

Average Sale Price (per BOE)	44.52	53.71
Direct Operating Costs (per BOE)	17.53	27.01

(a) Natural Gas was converted to BOE at the rate of 1 barrel equals 5.8 MCF.

Competition
We encounter substantial competition in developing and acquiring oil and gas properties, securing and retaining personnel, conducting drilling and field operations and marketing production. Competitors in exploration, development, acquisitions and production include the major oil companies as well as numerous independent oil companies, individual proprietors and others. Although our sizable acreage position and core-area concentration provide some competitive advantages, many competitors have financial and other resources substantially exceeding ours. Therefore, competitors may be able to pay more for desirable leases and to evaluate, bid for and purchase a greater number of properties or prospects than our financial or personnel resources allow. Our ability to replace and expand our reserve base depends on our ability to attract and retain quality personnel and identify and acquire suitable producing properties and prospects for future drilling.

Employees
Non-publicly traded affiliates operate our oil and gas properties. The affiliated operating companies are owned and managed by ReoStar shareholders that own more than 50% of our stock. As of April 1, 2007, the aggregate number of employees and affiliated employees totaled fifty-five.

All of ReoStar's full-time employees are eligible to receive equity awards approved by the Compensation Committee of the Board of Directors. No employees are covered by a labor union or other collective bargaining arrangement. We believe that the relationship with our employees is excellent. We regularly utilize independent consultants and contractors to perform various professional services, particularly in the areas of drilling, completion, field and on-site production operation services.

Available Information
We maintain an internet website under the name "www.reostarenergy.com." We make available, free of charge, on our website, the annual report on Form 10-KSB, quarterly reports on Form 10-QSB, current reports on Form 8-K and amendments to those reports, as soon as reasonably practicable after providing such reports to the SEC. Also, our Corporate Governance Guidelines, the Code of Ethics, Insider Trading Policy and Guidelines, and Corporate Disclosure Policy are available on our website and in print to any stockholder who provides a written request to Investor Relations at 5416 Birchman Avenue, Fort Worth, Texas 76107.

We file annual reports on Form 10-KSB, quarterly reports on Form 10-QSB and current reports on Form 8-K, proxy statements and other documents with the SEC under the Securities Exchange Act of 1934. The public may read and copy any materials that we file with the SEC at the SEC's Public Reference Room at 100 F Street, N.E., Washington DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Also, the SEC maintains an internet website that contains reports, proxy and information statements, and other information regarding issuers, including REOSTAR, that file electronically with the SEC. The public can obtain any document we file with the SEC at "www.sec.gov." Information contained on or connected to our website is not incorporated by reference into this Form 10-KSB and should not be considered part of this report or any other filing that we make with the SEC.

Effective February 1, 2007 three entities under common control, Benco Operating, Inc. ("Benco); JMT Resources Ltd ("JMT"); and REO Energy Ltd ("REO") contributed certain assets to Goldrange Resources, Inc. ("Goldrange") in exchange for stock. The contributing entities were under common control prior to the transaction, and immediately after the transactions, the former shareholders of the contributing entities owned 80.4% of the issued and outstanding stock of Goldrange. The contribution has been accounted for as a reverse merger.

The predecessor entities kept accounting records based on a calendar year end. Goldrange's fiscal year end is March 31, 2007. Therefore, for prior years, all data presented reflects data using a calendar year end.

Marketing and Customers
We market nearly all of our oil and gas production from the properties we operate for both our interest and that of the other working interest owners and royalty owners. All of our gas produced from the Barnett Shale is sold pursuant to a gas contract with Cimmarron Gathering, L.P. The contract term is ten years and provides for a two tier system of charging for gathering natural gas. Currently, none of our gas is sold under long-term fixed price contracts. Our Barnett oil is currently sold to Cimmarron Gathering, LP under contract through June 15th, 2007 continuing thereafter month to month until such time as either party cancels by providing thirty (30) days advance written notice to the other party of intent to cancel. The contract pays Platts P+ minus $1.00 based on Plains - North Texas Sweet posted price.

Oil and gas purchasers are selected on the basis of price, credit quality and service. For a summary of purchasers of our oil and gas production that accounted for 10% or more of consolidated revenue, see Note 10 to our financial statements. Because alternative purchasers of oil and gas are usually readily available, we believe that the loss of any of these purchasers would not have a material adverse effect on us.

We have not entered into hedging transactions in the past, but may enter into hedging transactions with unaffiliated third parties for portions of our production to achieve more predictable cash flows and to reduce our exposure to short-term fluctuations in oil and gas prices in the future.

Proximity to local markets, availability of competitive fuels and overall supply and demand are factors affecting the prices for which our production can be sold. Market volatility due to international political developments, overall energy supply and demand, fluctuating weather conditions, economic growth rates and other factors in the United States and worldwide has had, and will continue to have, a significant effect on energy prices.

We incur gathering and transportation expenses to move our natural gas from the wellhead and tanks to purchaser specified delivery points. These expenses vary based on volume and the fee charged by the third-party transporters. Our natural gas production is transported through the Tri-County Gas Gathering System. Our oil production is transported primarily through third-party trucks. We are an owner of the Tri-County Gas Gathering System. Our ownership interests in the system have varied from 33.33% in 2005 to 30.00% at March 31, 2007.

For additional information, see "Risk Factors".

Governmental Regulation
Our operations are substantially affected by federal, state and local laws and regulations. In particular, oil and gas production and related operations are, or have been, subject to price controls, taxes and numerous other laws and regulations. All of the jurisdictions in which we own or operate producing crude oil and natural gas properties have statutory provisions regulating the exploration for and production of crude oil and natural gas, including provisions related to permits for the drilling of wells, bonding requirements in order to drill or operate wells, the location of wells, the method of drilling and casing wells, the surface use and restoration of properties upon which wells are drilled, and the abandonment of wells. Our operations are also subject to various conservation laws and regulations. These include the regulation of the size of drilling and spacing units or proration units, the number of wells which may be drilled in an area, and the unitization or pooling of crude oil and natural gas wells, generally prohibit the venting or flaring of natural gas, and impose certain requirements regarding the ratability or fair apportionment of production from fields and individuals wells.

In August 2005, Congress enacted the Energy Policy Act of 2005 ("EPAct 2005"). Among other matters, the EPAct 2005 amends the Natural Gas Act ("NGA"), to make it unlawful for "any entity", including otherwise non-jurisdictional producers such as ReoStar, to use any deceptive or manipulative device or contrivance in connection with the purchase or sale of natural gas or the purchase or sale of transportation services subject to regulation by the Federal Energy Regulatory Commission ("FERC"), in contravention of rules prescribed by the FERC. On January 20, 2006, the FERC issued rules implementing this provision. The rules make it unlawful in connection with the purchase or sale of natural gas subject to the jurisdiction of FERC, or the purchase or sale of transportation services subject to the jurisdiction of FERC, for any entity, directly or indirectly, to use or employ any device, scheme or artifice to defraud; to make any untrue statement of material fact or omit to make any such statement necessary to make the statements made not misleading; or to engage in any act or practice that operates as a fraud or deceit upon any person. EPAct 2005 also gives the FERC authority to impose civil penalties for violations of the NGA up to $1,000,000 per day per violation.

The new anti-manipulation rule does not apply to activities that relate only to intrastate or other non-jurisdictional sale or gathering, but does apply to activities or otherwise non-jurisdictional entities to the extent the activities are conducted "in connection with" gas sales, purchases or transportation subject to FERC jurisdiction. It therefore reflects a significant expansion of FERC's enforcement authority. ReoStar does not anticipate it will be affected any differently than other producers of natural gas.

Failure to comply with applicable laws and regulations can result in substantial penalties. The regulatory burden on the industry increases the cost of doing business and affects profitability. Although we believe we are in substantial compliance with all applicable laws and regulations, such laws and regulations are frequently amended or reinterpreted. Therefore, we are unable to predict the future costs or impact of compliance. Additional proposals and proceedings that affect the oil and gas industry are regularly considered by Congress, the states, the FERC, and the courts. We cannot predict when or whether any such proposals may become effective.

Environmental Matters
Our operations are subject to stringent federal, state and local laws governing the discharge of materials into the environment or otherwise relating to environmental protection. Numerous governmental departments such as the Environmental Protection Agency ("EPA") issue regulations to implement and enforce such laws, which are often difficult and costly to comply with and which carry substantial civil and criminal penalties for failure to comply. These laws and regulations may require the acquisition of a permit before drilling commences, restrict the types, quantities and concentrations of various substances that can be released into the environment in connection with drilling, production and transporting through pipelines, limit or prohibit drilling activities on certain lands lying within wilderness, wetlands, frontier and other protected areas, require some form of remedial action to prevent pollution from former operations such as plugging abandoned wells, and impose substantial liabilities for pollution resulting from operations. In addition, these laws, rules and regulations may restrict the rate of production. The regulatory burden on the oil and gas industry increases the cost of doing business, affecting growth and profitability. Changes in environmental laws and regulations occur frequently, and changes that result in more stringent and costly waste handling, disposal or clean-up requirements could adversely affect our operations and financial position, as well as the industry in general. We believe we are in substantial compliance with current applicable environmental laws and regulations. Although we have not experienced any material adverse effect from compliance with environmental requirements, there is no assurance that this will continue. We did not have any material capital or other non-recurring expenditures in connection with complying with environmental laws or environmental remediation matters in 2006, nor do we anticipate that such expenditures will be material in 2007.

The Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA"), known as the "Superfund" law, imposes liability, without regard to fault or the legality of the original conduct, on certain classes of persons who are considered to be responsible for the release of a "hazardous substance" into the environment. These persons include owners or operators of the disposal site or sites where the release occurred and companies that disposed of or arranged for the disposal of the hazardous substances at the site where the release occurred. Under CERCLA, such persons may be subject to joint and several liability for the costs of cleaning up the hazardous substances that have been released into the environment, for damages to natural resources and for the costs of certain health studies. Furthermore, although petroleum, including crude oil and natural gas, is not a "hazardous substance" under CERCLA, at least two courts have ruled that certain wastes associated with the production of crude oil may be classified as "hazardous substances" under CERCLA and that such wastes may therefore give rise to liability under CERCLA. Beyond CERCLA, state laws regulate the disposal of oil and gas wastes, and periodically new state legislative initiatives are proposed that could have a significant impact on us. In addition, it is not uncommon for neighboring landowners and other third parties to file claims for personal injury and property damages allegedly caused by the release of hazardous substances or other pollutants into the environment pursuant to environmental statutes, common law or both.

The Federal Water Pollution Control Act ("FWPCA") imposes restrictions and strict controls regarding the discharge of produced waters and other oil and gas wastes into waters of the United States. Permits must be obtained to discharge pollutants into state and federal waters. The FWPCA and analogous state laws provide for civil, criminal and administrative penalties for any unauthorized discharges of oil and other hazardous substances in reportable quantities and may impose substantial potential liability for the costs of removal, remediation and damages. State water discharge regulations and Federal National Pollutant Discharge Elimination System permits applicable to the oil and gas industry generally prohibit the discharge of produced water, sand and some other substances into coastal waters. The cost to comply with zero discharges mandated under federal and state law has not had a material adverse impact on our financial condition and results of operations.

Some oil and gas exploration and production facilities are required to obtain permits for their storm water discharges. Costs may be incurred in connection with treatment of wastewater or developing and implementing storm water pollution prevention plans. The Resource Conservation and Recovery Act ("RCRA") as amended, generally does not regulate most wastes generated by the exploration and production of oil and gas. RCRA specifically excludes from the definition of hazardous waste "drilling fluids, produced waters, and other wastes associated with the exploration, development, or production of crude oil, natural gas or geothermal energy." However, these wastes may be regulated by the EPA or state agencies as non-hazardous solid waste. Moreover, ordinary industrial wastes, such as paint wastes, waste solvents, laboratory wastes and waste compressor oils, can be regulated as hazardous wastes. Although the costs of managing wastes classified as hazardous waste may be significant, we do not expect to experience more burdensome costs than similarly situated companies.

The Oil Pollution Act ("OPA") requires owners and operators of facilities that could be the source of an oil spill into "waters of the United States" (a term defined to include rivers, creeks, wetlands and coastal waters) to adopt and implement plans and procedures to prevent any spill of oil into any waters of the United States. OPA also requires affected facility owners and operators to demonstrate that they have sufficient financial resources to pay for the costs of cleaning up an oil spill and compensating any parties damaged by an oil spill. Substantial civil and criminal fines and penalties can be imposed for violations of OPA and other environmental statutes.

Stricter standards in environmental legislation may be imposed on the oil and gas industry in the future. For instance, legislation has been proposed in Congress from time-to-time that would alter the RCRA exemption by reclassifying certain oil and gas exploration and production wastes as "hazardous wastes" and make the waste subject to more stringent handling, disposal and clean-up restrictions. If such legislation were enacted, it could have a significant impact on our operating costs, as well as the industry in general. Compliance with environmental requirements generally could have a material adverse effect on our capital expenditures, earnings or competitive position. Although we have not experienced any material adverse effect from compliance with environmental requirements, no assurance may be given that this will continue.

RISK FACTORS

We are subject to various risks and uncertainties in the course of our business. The following summarizes some, but not all, of the risks and uncertainties which may adversely affect our business, financial condition or results of operations.

Volatility of oil and natural gas prices significantly affects our cash flow and capital resources and could hamper our ability to produce oil and gas economically
Oil and natural gas prices are volatile, and a decline in prices would adversely affect our profitability and financial condition. The oil and natural gas industry is typically cyclical, and prices for oil and natural gas have been highly volatile. Historically, the industry has experienced severe downturns characterized by oversupply and/or weak demand. In recent years, higher oil and natural gas prices have contributed to increased earnings industry wide. However, long-term supply and demand for oil and natural gas is uncertain and subject to a myriad of factors such as:

•	the domestic and foreign supply of oil and gas;
•	the price and availability of alternative fuels;
•	weather conditions;
•	the level of consumer demand;
•	the price of foreign imports;
•	world-wide economic conditions;
•	political conditions in oil and gas producing regions; and
•	domestic and foreign governmental regulations.

Decreases in oil and natural gas prices from current levels could adversely affect our revenues, net income, cash flow and proved reserves. Significant price decreases could have a material adverse effect on our operations and limit our ability to fund capital expenditures. Without the ability to fund capital expenditures, we would be unable to replace reserves and production.

Hedging transactions may limit our potential gains and involve other risks
To manage our exposure to price risk, we may, from time to time, enter into hedging arrangements, utilizing commodity derivatives with respect to a significant portion of our future production. The goal of hedging is to lock in prices so as to limit volatility and increase the predictability of cash flow. These transactions may limit potential gains if oil and natural gas prices rise above the price established by the hedge. In addition, hedging transactions may cause risk of financial loss in certain circumstances.

Information concerning our reserves and future net reserve estimates is uncertain
There are numerous uncertainties inherent in estimating quantities of proved oil and natural gas reserves and their values, including many factors beyond our control. Estimates of proved reserves are by their nature uncertain. Although we believe these estimates are reasonable, actual production, revenues and costs to develop will likely vary from estimates, and these variances could be material.

The accuracy of any reserve estimate is a function of the quality of available data, engineering and geological interpretation and judgment, assumptions used regarding quantities of oil and natural gas in place, recovery rates, and future commodity pricing.

Actual prices, production, development expenditures, operating expenses and quantities of recoverable oil and natural gas reserves will vary from those assumed in our estimates, and such variances may be material. Any variance in the assumptions could materially affect the estimated quantity and value of the reserves.

If oil and natural gas prices decrease or exploration efforts are unsuccessful, we may be required to take write-downs of our oil and natural gas properties

This could occur when oil and natural gas prices are low, if we have downward adjustments to our estimated proved reserves, increases in our estimates of operating or development costs, deterioration in our exploration results, unsatisfactory results in our enhanced oil recovery projects, or mechanical problems with wells where the cost to re-drill or repair does not justify the expenditures required.

Accounting rules require that the carrying value of oil and natural gas properties be periodically reviewed for possible impairment. "Impairment" is recognized when the book value of a proven property is greater than the expected undiscounted future net cash flows from that property and on acreage when conditions indicate the carrying value is not recoverable. We may be required to write down the carrying value of a property based on oil and natural gas prices at the time of the impairment review, as well as a continuing evaluation of drilling results, production data, economics and other factors. While an impairment charge reflects our long-term ability to recover an investment, it does not impact cash or cash flow from operating activities, but it does reduce our reported earnings and increases our leverage ratios.

Our business is subject to operating hazards and environmental regulations that could result in substantial losses or liabilities
Oil and natural gas operations are subject to many risks, including well blowouts, craterings, explosions, uncontrollable flows of oil, natural gas or well fluids, fires, formations with abnormal pressures, pipeline ruptures or spills, pollution, releases of toxic natural gas and other environmental hazards and risks. If any of these hazards occur, we could sustain substantial losses as a result of:

•	injury or loss of life;
•	severe damage to or destruction of property, natural resources and equipment;
•	pollution or other environmental damage;
•	clean-up responsibilities;
•	regulatory investigations and penalties; or
•	suspension of operations

As we drill to deeper horizons and in more geologically complex areas, we could experience a greater increase in operating and financial risks due to inherent higher reservoir pressures and unknown downhole risk exposures. As we continue to drill deeper, the number of rigs capable of drilling to such depths will be fewer and we may experience greater competition from other operators.

Our operations are subject to numerous and increasingly strict federal, state and local laws, regulations and enforcement policies relating to the environment. We may incur significant costs and liabilities in complying with existing or future environmental laws, regulations and enforcement policies and may incur costs arising out of property damage or injuries to employees and other persons. These costs may result from our current and former operations and even may be caused by previous owners of property we own or lease. Any past, present or future failure by us to completely comply with environmental laws, regulations and enforcement policies could cause us to incur substantial fines, sanctions or liabilities from cleanup costs or other damages. Incurrence of those costs or damages could reduce or eliminate funds available for exploration, development or acquisitions or cause us to incur losses.

In accordance with our operating agreements, the operator maintains insurance against some, but not all, of these potential risks and losses. We may elect not to obtain insurance if we believe that the cost of available insurance is excessive relative to the risks presented. We do not maintain business interruption insurance.

In addition, pollution and environmental risks generally are not fully insurable. If a significant accident or other event occurs that is not fully covered by insurance, it could have a material adverse affect on our financial condition and results of operations.

We are subject to financing and interest rate exposure risks
Our business and operating results can be harmed by factors such as the availability, terms of and cost of capital, increases in interest rates or a reduction in credit rating. These changes could cause our cost of doing business to increase, limit our ability to pursue acquisition opportunities and place us at a competitive disadvantage.

Many of our current and potential competitors have greater resources than we have and we may not be able to successfully compete in acquiring, exploring and developing new properties
We face competition in every aspect of our business, including, but not limited to, acquiring reserves and leases, obtaining goods, services and employees needed to operate and manage our business and marketing oil and natural gas. Competitors include multinational oil companies, independent production companies and individual producers and operators. Many of our competitors have greater financial and other resources than we do.

The demand for field services and their ability to meet that demand may limit our ability to drill and produce our oil and natural gas properties
Due to current industry demands, well service providers and related equipment and personnel are in short supply. This result will in escalating prices, the possibility of poor services coupled with potential damage to down-hole reservoirs and personnel injuries. Such pressures will likely increase the actual cost of services, extend the time to secure such services and add costs for damages due to accidents sustained from the over use of equipment and inexperienced personnel.

The oil and natural gas industry is subject to extensive regulation
The oil and natural gas industry is subject to various types of regulations in the United States by local, state and federal agencies. Legislation affecting the industry is under constant review for amendment or expansion, frequently increasing our regulatory burden. Numerous departments and agencies, both state and federal, are authorized by statute to issue rules and regulations binding on participants in the oil and natural gas industry. Compliance with such rules and regulations often increases our cost of doing business and, in turn, decreases our profitability.

Acquisitions are subject to the risks and uncertainties of evaluating reserves and potential liabilities and may be disruptive and difficult to integrate into our business
We could be subject to significant liabilities related to acquisitions. It generally is not feasible to review in detail every individual property included in an acquisition. Ordinarily, a review is focused on higher valued properties. However, even a detailed review of all properties and records may not reveal existing or potential problems in all of the properties, nor will it permit us to become sufficiently familiar with the properties to assess fully their deficiencies and capabilities. We do not always inspect every well we acquire, and environmental problems, such as groundwater contamination, are not necessarily observable even when an inspection is performed.

In addition, there is intense competition for acquisition opportunities in our industry. Competition for acquisitions may increase the cost of, or cause us to refrain from, completing acquisitions. Our acquisition strategy is dependent upon, among other things, our ability to obtain debt and equity financing and, in some cases, regulatory approvals. Our ability to pursue our acquisition strategy may be hindered if we are not able to obtain financing on terms acceptable to us or regulatory approvals.

Acquisitions often pose integration risks and difficulties. In connection with future acquisitions, the process of integrating acquired operations into our existing operations may result in unforeseen operating difficulties and may require significant management attention and financial resources that would otherwise be available for the ongoing development or expansion of existing operations. Future acquisitions could result in our incurring additional debt, contingent liabilities, expenses and diversion of resources, all of which could have a material adverse effect on our financial condition and operating results.

Our success depends on key members of our management and our ability to attract and retain experienced technical and other professional personnel
Our success is highly dependent on our management personnel. The loss of one or more of these individuals could have a material adverse effect on our business. Furthermore, competition for experienced technical and other professional personnel is intense. If we cannot retain our current personnel or attract additional experienced personnel, our ability to compete could be adversely affected.

Our future success depends on our ability to replace reserves that we produce
Because the rate of production from oil and natural gas properties generally declines as reserves are depleted, our future success depends upon our ability to economically find or acquire and produce additional oil and natural gas reserves. Except to the extent that we acquire additional properties containing proved reserves, conduct successful exploration and development activities or, through engineering studies, identify additional behind-pipe zones or secondary recovery reserves, our proved reserves will decline as reserves are produced. Future oil and natural gas production, therefore, is highly dependent upon our level of success in acquiring or finding additional reserves that are economically recoverable. We cannot assure you that we will be able to find or acquire and develop additional reserves at an acceptable cost.

New technologies may cause our current exploration and drilling methods to become obsolete
The oil and natural gas industry is subject to rapid and significant advancements in technology, including the introduction of new products and services using new technologies. As competitors use or develop new technologies, we may be placed at a competitive disadvantage, and competitive pressures may force us to implement new technologies at a substantial cost. In addition, competitors may have greater financial, technical and personnel resources that allow them to enjoy technological advantages and may in the future allow them to implement new technologies before we can. One or more of the technologies that we currently use or that we may implement in the future may become obsolete. We cannot be certain that we will be able to implement technologies on a timely basis or at a cost that is acceptable to us. If we are not able to maintain technological advancements consistent with industry standards, our operations and financial condition may be adversely affected.

Our business depends on oil and natural gas transportation facilities, most of which are owned by others
The marketability of our oil and natural gas production depends in part on the availability, proximity and capacity of pipeline systems owned by third parties. The unavailability of or lack of available capacity on these systems and facilities could result in the shut-in of producing wells or the delay or discontinuance of development plans for properties. Although we have some contractual control over the transportation of our product, material changes in these business relationships could materially affect our operations. We generally do not purchase firm transportation on third party facilities and therefore, our production transportation can be interrupted by those having firm arrangements.

Federal and state regulation of oil and natural gas production and transportation, tax and energy policies, changes in supply and demand, pipeline pressures, damage to or destruction of pipelines and general economic conditions could adversely affect our ability to produce, gather and transport oil and natural gas.

The disruption of third-party facilities due to maintenance and/or weather could negatively impact our ability to market and deliver our products. We have no control over when or if such facilities are restored or what prices will be charged. A total shut-in of production could materially affect us due to a lack of cash flow, and if a substantial portion of the production is hedged at lower than market prices, those financial hedges would have to be paid from borrowings absent sufficient cash flow.

Indebtedness could limit our ability to successfully operate our business
If we decide to pursue additional acquisitions, our capital expenditures will increase both to complete such acquisitions and to explore and develop any newly acquired properties. Our existing operations will also require ongoing capital expenditures. We may choose to increase debt in order to finance any of these potential capital expenditure requirements. The degree to which we are leveraged could have other important consequences, including the following:

•	we may be required to dedicate a substantial portion of our cash flows from operations to the payment of our indebtedness, reducing the funds available for our operations;
•	a portion of our borrowings are at variable rates of interest, making us vulnerable to increases in interest rates;
•	we may be more highly leveraged than some of our competitors, which could place us at a competitive disadvantage;
•	our degree of leverage may make us more vulnerable to a downturn in our business or the general economy;
•	the terms of our credit arrangements could contain numerous financial and other restrictive covenants;
•	our debt level could limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate; and
•	we may have difficulties borrowing money in the future.

Any failure to meet our debt obligations could harm our business, financial condition and results of operations
If our cash flow and capital resources are insufficient to fund our current or future debt obligations, we may be forced to sell assets, seek additional equity or restructure our debt. In addition, any failure to make scheduled payments of interest and principal on our outstanding indebtedness would likely result in a reduction of our credit rating, which could harm our ability to incur additional indebtedness on acceptable terms. Our cash flow and capital resources may be insufficient for payment of interest on and principal of our debt in the future and any such alternative measures may be unsuccessful or may not permit us to meet scheduled debt service obligations, which could cause us to default on our obligations and impair our liquidity.

We exist in a litigious environment
Any constituent could bring suit or allege a violation of an existing contract. This action could delay when operations can actually commence or could cause a halt to production until such alleged violations are resolved by the courts. Not only could we incur significant legal and support expenses in defending our rights, planned operations could be delayed which would impact our future operations and financial condition. Such legal disputes could also distract management and other personnel from their primary responsibilities.

Common stockholders will be diluted if additional shares are issued
We may incur debt that provides for a conversion to equity. Additionally, we may issue stock as consideration for additional property acquisitions. If we issue additional shares of our common stock in the future, it may have a dilutive effect on our current outstanding stockholders.

Dividend limitations
Our ability to pay dividends may be limited by covenants imposed under future debt arrangements.

Our financial statements are complex
Due to accounting rules, our financial statements continue to be complex, particularly with reference to hedging, asset retirement obligations, equity awards, and deferred taxes. We expect such complexity to continue and possibly increase.

Our stock price may be volatile and you may not be able to resell shares of our common stock at or above the price you paid
The price of our common stock fluctuates significantly, which may result in losses for investors. To date our stock has been lightly traded, with the average daily volume being quite low. The low trading volume may prevent you from liquidating your position in our stock quickly. Additionally, the low trading volume may contribute significantly to price volatility. We expect our stock to be subject to fluctuations as a result of a variety of factors, including factors beyond our control. These include:
•	changes in oil and natural gas prices;
•	variations in quarterly drilling, re-completions, acquisitions and operating results;
•	changes in financial estimates by securities analysts;
•	changes in market valuations of comparable companies;
•	additions or departures of key personnel; or
•	future sales of our stock

We may fail to meet expectations of our stockholders or of securities analysts at some time in the future, and our stock price could decline as a result.

ITEM 2. DESCRIPTION OF PROPERTIES.
The table below summarizes certain data for our core operating areas for the year ended March 31, 2007. See Note 13 to the financial statements for segment reporting.

We conduct drilling, production and field operations in the Barnett Shale of North Central Texas, the Corsican field of East Central Texas, and the Fayetteville Shale of Central Arkansas.

Barnett Shale
We have drilled and own interests in 46 completed wells, all of which are operated by Rife Energy Operating, Inc., a non-publicly traded affiliate. Our average working interest is 25%, and our average net revenue interest is 18.75%. We have approximately 9,000 gross (6,750 net) acres under lease, the majority of which is not classified as proven.

Proved developed producing reserves were 223 MBOE, and proved developed non-producing reserves were 214 MBOE. Total proved developed reserves at March 31, 2007 were 437 MBOE. Total proven, undeveloped reserves were 417 MBOE.

At March 31, 2007, we had a Barnett Shale development inventory of more than 300+ drilling locations and 27 proven re-completions. Development projects include re-completions and infill drilling (current field rules provide for 20 acre spacing). These activities also include increasing reserves through acquisition of regional development properties and increasing production through the use of advanced drilling and completion technology.

Corsicana Field
We own interests in 75 active and several hundred inactive well bores. All of our properties are operated by Texas MOR, Inc, a non-publicly traded affiliate. Our average working interest is 95%, and our average net revenue interest is 81%. Currently, the active wells produce an average of 30 barrels of oil per day. We have completed our injection plant for the pilot project and began flooding the reservoir with polymer in June of 2007.

The oil reserves in the field are fairly shallow with depths of less than 1,000 feet. While this field has been producing for more than one hundred years, several engineering studies have concluded that more than 80% of the original reserves still remain in place. We believe the Polymer flood will allow us to achieve a marked increase in production volumes and give us the ability to prove larger reserves estimates.

Alternative reservoirs between 1000 and 7000 feet will be evaluated for optimal exploitation. The company feels that there are tremendous opportunities in the 10 known zones within this range and it plans on attempting to produce from each one.

In addition to the Polymer flood, we are evaluating optional EOR techniques including the use of steam and fire floods. Working in conjunction with New Mexico State University and funded from a federal grant program, we will jointly study the reservoir dynamics of the field to determine which enhanced oil recovery technique will optimize the recoverable reserves.

As of March 31, 2007, total proved developed reserves were 105,720 BOE and proved undeveloped reserves totaled 11,301,860 BOE.

Fayetteville Shale

We own 6,537 net acres in the Fayetteville Shale located in Arkansas. The leasehold interests are not contiguous and the Registrant is considering selling its interests. No wells have been drilled on this acreage and no reserve values have been assigned to the leasehold interests.

Proven Reserves

At year-end 2007, the independent petroleum consulting firm of Forrest Garb and Associates reviewed our reserves. These engineers were selected for their geographic expertise and their history in engineering enhanced oil recovery prospects similar to our Corsicana properties. At March 31, 2007, these consultants reviewed 100% of our proved reserves.

All estimates of oil and gas reserves are subject to uncertainty. The following table sets forth the estimated proven reserves in barrel of oil equivalents, estimated future net revenues, from proved reserves, the present value of those net revenues and the expected benchmark prices used in projecting them (in thousands except prices):

Reserves	Barnett Shale	Corsicana Field	Total
Proved Developed (MBOE)	437	106	543
Proved Undeveloped (MBOE)	417	11,302	11,719
Total Proven Reserves at March 31, 2007	854	11,408	12,262

Estimated Future Net Revenues (000's)	18,373	453,307	471,680

Present Value of Future Net Revenues (000's)	10,105	170,863	180,968
(discounted at 10%)
Benchmark Pricing
Natural Gas per mcf	$7.1
Crude Oil per barrel	$63.74	$60.61

Future net revenues represent projected revenues from the sale of proved reserves net of production and development costs (including operating expenses and production taxes). Such calculations, prepared in accordance with Statement of Financial Accounting Standards No. 69, "Disclosures about Oil and Gas Producing Activities," are based on costs and prices in effect at March 31, 2007. There can be no assurance that the proved reserves will be produced within the periods indicated and prices and costs will not remain constant. There are numerous uncertainties inherent in estimating reserves and related information and different reservoir engineers often arrive at different estimates for the same properties. No estimates of our reserves have been filed with or included in reports to another federal authority or agency since year-end.

Wells are classified as crude oil or natural gas according to their predominant production stream.

The day-to-day operations of oil and gas properties are the responsibility of the operator designated under pooling or operating agreements. The operator supervises production, maintains production records, employs or contracts for field personnel and performs other functions. An operator receives reimbursement for direct expenses incurred in the performance of its duties as well as monthly per-well producing and drilling overhead reimbursement at rates customarily charged by unaffiliated third parties. The charges customarily vary with the depth and location of the well being operated. Our operators are affiliated with ReoStar - they are owned by shareholders who own more than 15% of our issued and outstanding common stock.

Undeveloped Acreage Expirations
A significant amount of our Barnett Shale acreage is not yet held by production. However, due to our planned drilling schedules and lease renewal provisions, we do not anticipate significant leasehold expirations during the next two years.

Our Corsicana properties are held by production. Our Fayetteville acreage has an initial five year term with an option for an additional five years. We have not drilled any wells in the Fayetteville Shale.

Title to Properties
We believe that we have satisfactory title to all of our producing properties in accordance with generally accepted industry standards. As is customary in the industry, in the case of undeveloped properties, often minimal investigation of record title is made at the time of lease acquisition. Investigations are made prior to the consummation of an acquisition of producing properties and before commencement of drilling operations on undeveloped properties. Individual properties may be subject to burdens that we believe do not materially interfere with the use or affect the value of the properties. Burdens on properties may include:
•	customary royalty interests;
•	liens incident to operating agreements and for current taxes;
•	obligations or duties under applicable laws;
•	development obligations under oil and gas leases; or
•	burdens such as net profit interests.

ITEM 3. LEGAL PROCEEDINGS.
We know of no material, active or pending legal proceedings against us except noted below, nor are we involved as a plaintiff in any material proceedings or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered beneficial shareholder are an adverse party or has a material interest adverse to us.

We are involved in a minor dispute with a third party regarding our Corsicana properties. We expect to resolve the dispute in the coming months. We do not expect the results to have a material effect on our financial statements.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
There were no matters submitted to a vote of our security holders during the fourth quarter of 2007.

PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

(a) Market Information

The common stock of this Issuer is now quoted Over the Counter on the Bulletin Board ("OTCBB") (Symbol REOS). We have one class of securities, Common Voting Equity Shares ("Common Stock"). The Company's Securities may be quoted in the over-the-counter market, but there is presently, and historically, no substantial market for our common stock. Even so, quotations for, and transactions in, the Securities are capable of rapid fluctuations, resulting from the influence of supply and demand on relatively thin volume. There may be buyers at a time when there are no sellers, and sellers when there are no buyers, resulting in significant variations of bid and ask quotations by market-making dealers, attempting to adjust changes in demand and supply. A young market is also particularly vulnerable to short selling, sell orders by persons owning no shares of stock, but intending to drive down the market price so as to purchase the shares to be delivered at a price below the price at which the shares were sold short. Based upon standard reporting sources, the following information is provided during the fiscal years 2006 and 2005:

Fiscal 2006	High	Low
June 30, 2006	$Nil	$Nil
September 30, 2006	$Nil	$Nil
December 31, 2006	$1.26	$0.05
March 31, 2007	$1.33	$0.95

Fiscal 2005	High	Low
June 30, 2005	$Nil	$Nil
September 30, 2005	$Nil	$Nil
December 31, 2005	$Nil	$Nil
March 31, 2006	$Nil	$Nil

The source of this information for fiscal year 2006 and 2005 is trading information as reported by the National Association of Securities Dealers Composite or other qualified inter-dealer Quotation Medium.

(b) Holders of Record

On March 31, 2007, there were approximately 323 holders of record of our common stock.

(c) Dividends

We have not paid any cash dividends on our Common Stock, and do not anticipate paying cash dividends on our Common Stock in the next year. We anticipate that any income generated in the foreseeable future will be retained for the development and expansion of our business. Future dividend policy is subject to the discretion of the Board of Directors and will depend upon a number of factors, including future earnings, debt service, capital requirements, business conditions, the financial condition of the Company and other factors that the Board of Directors may deem relevant.

(d) Recent Sales of Unregistered Securities.

During the last two years, the Company sold restricted shares of its $0.001 par value Common Stock without registering the securities under the Securities Act of 1933, as amended.

On February 1, 2007, the Registrant entered into the Contribution Agreement, pursuant to which the Registrant completed the Contribution Transaction and acquired specific assets from JMT RESOURCES, LTD., a Texas limited partnership ("JMT"), REO ENERGY, LTD., a Texas limited partnership ("REO"), and BENCO OPERATING, INC., a Texas corporation ("BENCO") (collectively the "Contributors"). The Contribution was completed and closing occurred on February 1, 2007.

In exchange for transferring the assets to the Registrant, the Contributors received stock consideration consisting of 54,750,000 newly issued shares of the Registrants common stock, which were divided proportionally among the Contributors in accordance with their respective ownership interests immediately before the completion Contribution Transaction.

The acquisition of these shares represented 54,750,000 common shares or approximately 80.2% of the total outstanding stock of the Issuer (the "Majority Shares"). In connection with the Transaction, the Company agreed to appoint the following new directors, M.O. Rife III, Mark S. Zouvas, Brett Bennett, Jean-Baptiste Heinzer and Alan Rae, to the Company's Board of Directors.

From January 2007 through April 2007, we sold to investors pursuant to subscription agreements an aggregate of 11,461,503 of shares of our common stock and warrants to purchase our common stock in a private placement. Each unit consisted of one share of common stock and a warrant to purchase one share of common stock. The purchase price was $1.00 per unit and we received an aggregate of $11,461,503.60 in gross proceeds. The warrants have an exercise period of two years and an exercise price of $1.50 per share. The securities sold in the private placement were exempt from registration under the Securities Act of 1933, as amended, pursuant to Regulation S promulgated thereunder. This subscription agreement relates to the resale of 11,461,503 shares of common stock issued in the private placement and 11,461,503 shares of common stock issuable upon the exercise of the warrants.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion is intended to assist you in understanding our business and results of operations together with our present financial condition. This section should be read in conjunction with Item 6, "Selected Financial Data", the financial statements and the accompanying notes included elsewhere in this Form 10-KSB.

Statements in our discussion may be forward-looking. These forward-looking statements involve risks and uncertainties. We caution that a number of factors could cause future production, revenues and expenses to differ materially from our expectations. See "Disclosures Regarding Forward-Looking Statements" at the beginning of this Annual Report and "Risk Factors" in Item 1A. for additional discussion of some of these factors and risks.

Overview of Our Business
We are an independent natural gas and oil company engaged in the exploration, development and acquisition of oil and gas properties, primarily in the Southwestern United States. We operate in the up-stream segment of the business. We have a single company-wide management team that administers all properties as a whole rather than by independent operating segments. We track only basic operational data by area. We do not maintain complete separate financial statement information by area. We measure financial performance as a single enterprise and not on an area-by-area basis.

Our objective is to increase reserves and production through internally generated drilling projects coupled with complementary acquisitions. Further, we evaluate various Enhanced Oil Recovery (EOR) techniques to optimize exploitation of the mature oil holdings

Our revenues, profitability and future growth depend substantially on prevailing prices for oil and gas and on our ability to find, develop and acquire oil and gas reserves that are economically recoverable. We use the successful efforts method of accounting for our oil and gas activities.

Successful Efforts Method of Accounting
We account for our exploration and development activities utilizing the successful efforts method of accounting. Under this method, costs of productive exploratory wells, development dry holes and productive wells and undeveloped leases are capitalized. Oil and natural gas lease acquisition costs are also capitalized. Exploration costs, including personnel costs, certain geological and geophysical expenses and delay rentals for oil and natural gas leases, are charged to expense as incurred. Exploratory drilling costs are initially capitalized, but charged to expense if and when the well is determined not to have found reserves in commercial quantities. The sale of a partial interest in a proved property is accounted for as a cost recovery and no gain or loss is recognized as long as this treatment does not significantly affect the unit-of-production amortization rate. A gain or loss is recognized for all other sales of producing properties.

The application of the successful efforts method of accounting requires managerial judgment to determine the proper classification of wells designated as developmental or exploratory which will ultimately determine the proper accounting treatment of the costs incurred. The results from a drilling operation can take considerable time to analyze and the determination that commercial reserves have been discovered requires both judgment and industry experience. Wells may be completed that are assumed to be productive and actually deliver oil and natural gas in quantities insufficient to be economic, which may result in the abandonment of the wells at a later date. The evaluation of oil and natural gas leasehold acquisition costs requires managerial judgment to estimate the fair value of these costs with reference to drilling activity in a given area.

The successful efforts method of accounting can have a significant impact on the operational results reported when we enter a new exploratory area in hopes of finding an oil and natural gas field that will be the focus of future developmental drilling activity. The initial exploratory wells may be unsuccessful and will be expensed. Seismic costs can be substantial which will result in additional exploration expenses when incurred.

Industry Environment
We operate entirely within the United States, a mature region for the exploration and production of oil and gas. As a mature region, while new discoveries of oil and gas occur in the United States, the size and frequency of these discoveries is declining, while finding and development costs are increasing.

We believe that there remain certain areas in the Southwest which are under-explored or have not been fully explored and developed with the benefit of newly available exploration, production and reserve enhancement technology. Examples of such technology include advanced 3-D seismic processing, hydraulic reservoir fracture stimulation, advances in well logging and analysis, and enhanced oil recovery practices.

Another characteristic of a mature region is the historical exit of larger independent producers and major oil companies from such regions. These companies, searching for ever larger new discoveries, have ventured increasingly overseas and offshore, de-emphasizing their onshore United States assets. This movement out of mature basins by larger companies has provided acquisition opportunities for companies like ours that are capable of quickly analyzing opportunities, well positioned financially to quickly close an acquisition, and have the technical expertise to generate additional value from these assets.

In other situations, to increase cash flow without increasing capital spending, larger independent producers and major integrated oil companies have allowed smaller companies the opportunity to explore and develop reserves on their undeveloped acreage through joint ventures and farm-in arrangements.

We believe the acquisition market for natural gas properties has become extremely competitive as producers vie for additional production and expanded drilling opportunities. Acquisition values have reached historic highs and we expect these values to remain high in the near future. We expect drilling and service costs pressures to ease slightly, but expect them to remain at a high level in relative to past pricing. In addition, we expect lease operating expenses to continue to rise as producers are forced to make operational enhancements to maintain production in aging fields.

Crude oil and natural gas are commodities. The price that we receive for the crude oil and natural gas we produce is largely a function of market supply and demand. Demand for natural gas in the United States has increased dramatically over the last ten years. Demand is impacted by general economic conditions, estimates of gas in storage, weather and other seasonal condition, including hurricanes and tropical storms. Demand for crude oil has also increased over the last ten years while the increase in supply has not increased proportionately resulting in a tight market. Market conditions involving over or under supply of crude oil and natural gas can result in substantial price volatility. Historically, commodity prices have been volatile and we expect the volatility to continue in the future. A substantial or extended decline in oil and gas prices or poor drilling results could have a material adverse effect on our financial position, results of operations, cash flows, quantities of oil and gas reserves that may be economically produced and our ability to access capital markets.

We derive our revenues from the sale of crude oil and natural gas that is produced from our properties. Revenues are a function of the volume produced and the prevailing market price at the time of sale. The price of oil and natural gas is the primary factor affecting our revenues.

Principal Components of Our Cost Structure
•  Direct Operating Expenses. These are day-to-day costs incurred to bring hydrocarbons out of the ground and to the market together with the daily costs incurred to maintain our producing properties. Such costs also include work-over repairs to our oil and gas properties not covered by insurance. To minimize and help control our costs, we acquired one work-over drilling rig in June of 2007.

•  Production and Ad Valorem Taxes. These costs are primarily paid based on a percentage of market prices or at fixed rates established by federal, state or local taxing authorities.

•  Exploration Expense. The costs include geological and geophysical costs, seismic costs, delay rentals and the costs of unsuccessful wells or dry holes. While our current asset mix requires a minimum of geological and geophysical costs and seismic costs, it is possible this component of our cost structure could sharply increase depending upon future property acquisitions.

•  Plugging Costs. The Corsicana field is over one hundred years old and has hundreds of abandoned well bores scattered throughout the properties. In order to properly execute our enhanced oil recovery projects, we need to plug these abandoned, worn out well bores. Since the wells are fairly shallow, we are able to cement in the entire well bore at a cost of less than $1,500 per well.

•  General and Administrative Expense. Overhead, including payroll and benefits for our corporate staff, costs of maintaining our headquarters, costs of finding our working interest partners, costs of managing our production and development operations, audit and other professional fees and legal compliance are included in general and administrative expense. General and administrative expense includes stock-based compensation expense (non-cash) associated with the adoption of SFAS No. 123(R), amortization of restricted stock grants as part of employee compensation.

•  Interest. We carry minimum levels of debt, but in the future, we may finance a portion of our working capital requirements and acquisitions with borrowings under a credit facility or with longer term public traded debt securities. As a result, interest expense could become a much more prevalent component of our cost structure.

•  Depreciation, Depletion and Amortization. As a successful efforts company, we capitalize all costs associated with our acquisition and all successful development and exploration efforts, and apportion these costs to each unit of production through depreciation, depletion and amortization expense. This also includes the systematic, monthly depreciation of our pipeline assets.

•  Income Taxes. We are subject to state and federal income taxes but are currently not in a minimal tax paying position for regular federal income taxes, primarily due to the current deductibility of intangible drilling costs ("IDC"). We are also subject to some state income taxes. Currently, virtually all of our federal taxes are deferred; however, at some point, we will utilize all of our net operating loss carry-forwards and we will recognize current income tax expense and continue to recognize current tax expense as long as we are generating taxable income.

Results and Analysis of Financial Condition, Cash Flows and Liquidity
During fiscal year ended March 31, 2007, our cash provided from operations for three months was $530 thousand, and we spent $6 million on capital expenditures. During this period, financing activities provided net cash of $5.2 million. Our financing activities were comprised of issuing debt and offering the company's securities via a private placement offering. The offering closed on April 30, 2007. The Company raised a $11.5 million in gross proceeds from its private placement.

On March 31, 2007, we had $212,000 in cash and total assets of $20.9 million. Debt consisted of payables to non-related parties of $10.4 million of which 1.8 million is long-term. We also had accounts and notes payables to related parties of $8.0 million.

Cash is required to fund capital expenditures necessary to offset inherent declines in production and reserves which is typical in the oil and gas industry. Future success in growing reserves and production will be highly dependent on capital resources available and the success of finding or acquiring additional reserves. We believe that net cash generated from operating activities and the proceeds from our private placement offering will be adequate to satisfy near-term financial obligations and liquidity needs.

However, long-term cash flows are subject to a number of variables including the level of production and prices as well as various economic conditions that have historically affected the oil and gas business. A material drop in oil and gas prices or a reduction in production and reserves would reduce our ability to fund capital expenditures, meet financial obligations and remain profitable. We operate in an environment with numerous financial and operating risks, including, but not limited to, the inherent risks of the search for, development and production of oil and gas, the ability to buy properties and sell production at prices which provide an attractive return and the highly competitive nature of the industry. Our ability to expand our reserve base is, in part, dependent on obtaining sufficient capital through internal cash flow, bank borrowings or the issuance of debt or equity securities. There can be no assurance that internal cash flow and other capital sources will provide sufficient funds to maintain capital expenditures that we believe are necessary to efficiently develop our properties and offset inherent declines in production and proved reserves.

Cash Flow
Our principal sources of cash are operating cash flow, the sale of a portion of the working interest in our Barnett Shale drilling projects, and the issuance of equity securities. Our operating cash flow is highly dependent on oil and gas prices.

Based on current projections and oil and gas futures prices, the 2007 capital program is expected to be funded with internal cash flow and asset sales.

Capital Requirements
Our primary needs for cash are for exploration and development of our Barnett Shale properties, establishing the enhanced oil recovery projects in our Corsicana properties, and the acquisition of additional oil and gas properties, both in unconventional gas plays and re-development of mature fields. During the year ended December 31, 2006, a predecessor company, REO Energy, Ltd. expended approximately $24 million on Barnett drilling projects. During the three months ended March 31, 2007, $4.5 million of capital was expended on Barnett Shale drilling projects. The Barnett Shale capital program was funded in part via the sale of working interests on a turn-key basis, resulting in a working interest for the Company. Our share of the Barnett Shale capital program was funded by cash flow from the Barnett Shale properties.

JMT Resources, Ltd,, one of the Company's affiliates, expended significant funds over the previous twelve months to initiate the pilot project for the Polymer Pilot Flood. The remaining funding for the Corsicana Polymer program will be provided by a portion of the proceeds of the private placement offering. As the redevelopment program progresses, we expect the remaining capital requirements will be derived from Field cash flow.

Cautionary Statement: There can be no assurance that we will be successful in raising capital through private placements or otherwise. Even if we are successful in raising capital through the sources specified, there can be no assurances that any such financing would be available in a timely manner or on terms acceptable to us and our current shareholders. Additional equity financing could be dilutive to our then existing shareholders, and any debt financing could involve restrictive covenants with respect to future capital raising activities and other financial and operational matters.

Future Commitments
In addition to our capital expenditure program, we are committed to making cash payments in the future on two types of contracts: note agreements and operating leases. As of March 31, 2007, we do not have any capital leases nor have we entered into any material long-term contracts for equipment, nor do we have any off-balance sheet debt or other such unrecorded obligations.

The table below provides estimates of the timing of future payments that we are obligated to make based on agreements in place at March 31, 2007. In addition to the contractual obligations listed on the table below, our balance sheet at March 31, 2007 reflects accrued interest payable on our debt of $152,000 which is payable throughout the rest of 2007.

	Fiscal year ended March 31
	2008	2009	2010
Office Lease - starting June 2007	111,000	150,000	132,000
Mineral Lease loans	100,000	100,000
1st State Bank Note	79,600
Frost National Bank note payable	1,950,000
Related Party Notes Payable	3,294,594	324,330

Off-Balance Sheet Arrangements
We do not currently utilize any off-balance sheet arrangements to enhance liquidity and capital resource position, or for any other purpose.

Inflation and Changes in Prices
Our revenues, the value of our assets and our ability to obtain bank loans or additional capital on attractive terms have been and will continue to be affected by changes in oil and gas prices and the costs to produce our reserves. Oil and gas prices are subject to significant fluctuations that are beyond our ability to control or predict. Although certain of our costs and expenses are affected by general inflation, inflation does not normally have a significant effect on our business. In a trend that began in 2004 and accelerated during 2005 and 2006, commodity prices for oil and gas increased significantly. The higher prices have led to increased activity in the industry and, consequently, rising costs. These costs trends have put pressure not only on our operating costs but also on our capital costs. We expect a moderation of the level of increases in these costs for fiscal year 2008.

Management's Discussion of Critical Accounting Estimates
Our discussion and analysis of our financial condition and results of operations are based upon consolidated financial statements which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of our financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at year-end and the reported amounts of revenues and expenses during the year. We base our estimates on historical experience and various other assumptions that we believe are reasonable; however, actual results may differ.

Certain accounting estimates are considered to be critical if (a) the nature of the estimates and assumptions is material due to the level of subjectivity and judgment necessary to account for highly uncertain matters or the susceptibility of such matters to changes; and (b) the impact of the estimates and assumptions on financial condition or operating performance is material.

Oil and Gas Properties
To ensure the reliability of our reserve estimates, we engage independent petroleum consultants to prepare an estimate of proved reserves. Proved reserves are defined by the SEC as those volumes of crude oil, condensate, natural gas liquids and natural gas that geological and engineering data demonstrate with reasonable certainty are recoverable from known reservoirs under existing economic and operating conditions. Proved developed reserves are volumes expected to be recovered through existing wells with existing equipment and operating methods. Although our engineers are knowledgeable of and follow the guidelines for reserves established by the SEC, the estimation of reserves requires engineers to make a significant number of assumptions based on professional judgment. Reserve estimates are updated at least annually and consider recent production levels and other technical information. Estimated reserves are often subject to future revisions, which could be substantial, based on the availability of additional information, including: reservoir performance, new geological and geophysical data, additional drilling, technological advancements, price and cost changes and other economic factors. Changes in oil and gas prices can lead to a decision to start-up or shut-in production, which can lead to revisions to reserve quantities. Reserve revisions in turn cause adjustments in the depletion rates utilized by us. We cannot predict what reserve revisions may be required in future periods.

We monitor our long-lived assets recorded in property, plant and equipment in our consolidated balance sheet to ensure they are fairly presented. We must evaluate our properties for potential impairment when circumstances indicate that the carrying value of an asset could exceed its fair value. A significant amount of judgment is involved in performing these evaluations since the results are based on estimated future events. Such events include a projection of future oil and natural gas sales prices, an estimate of the ultimate amount of recoverable oil and gas reserves that will be produced from a field, the timing of future production, future production costs, future abandonment costs, and future inflation. The need to test a property for impairment can be based on several factors, including a significant reduction in sales prices for oil and/or gas, unfavorable adjustment to reserves, physical damage to production equipment and facilities, a change in costs, or other changes to contracts, environmental regulations or tax laws. All of these factors must be considered when testing a property's carrying value for impairment. We cannot predict whether impairment charges may be required in the future. We are required to develop estimates of fair value to allocate purchase prices paid to acquire businesses to the assets acquired and liabilities assumed under the purchase method of accounting. The purchase price paid to acquire a business is allocated to its assets and liabilities based on the estimated fair values of the assets acquired and liabilities assumed as of the date of acquisition. We use all available information to make these fair value determinations. See Note 3 to the consolidated financial statements for information on these acquisitions.

Deferred Taxes
We are subject to income and other taxes in all areas in which we operate. When recording income tax expense, certain estimates are required because income tax returns are generally filed many months after the close of a calendar year, tax returns are subject to audit which can take years to complete and future events often impact the timing of when income tax expenses and benefits are recognized. We have deferred tax assets relating to tax operating loss carry forwards and other deductible differences. We routinely evaluate deferred tax assets to determine the likelihood of realization. A valuation allowance is recognized on deferred tax assets when we believe that certain of these assets are not likely to be realized. In determining deferred tax liabilities, accounting rules require OCI to be considered, even though such income or loss has not yet been earned.

At year-end 2007, deferred tax liabilities exceeded deferred tax assets by $1.7 million. We may be challenged by taxing authorities over the amount and/or timing of recognition of revenues and deductions in our various income tax returns. Although we believe that we have adequately provided for all taxes, gains or losses could occur in the future due to changes in estimates or resolution of outstanding tax matters.

Contingent Liabilities
A provision for legal, environmental and other contingent matters is charged to expense when the loss is probable and the cost or range of costs can be reasonably estimated. Judgment is often required to determine when expenses should be recorded for legal, environmental and contingent matters. In addition, we often must estimate the amount of such losses. In many cases, our judgment is based on the input of our legal advisors and on the interpretation of laws and regulations, which can be interpreted differently by regulators and/or the courts. We monitor known and potential legal, environmental and other contingent matters and make our best estimate of when to record losses for these matters based on available information. Although we continue to monitor all contingencies closely, particularly our outstanding litigation, we currently have no material accruals for contingent liabilities.

ITEM 7. FINANCIAL STATEMENTS

INDEX TO FINANCIAL STATEMENTS

Killman, Murrell & Company, P.C.
Certified Public Accountants

1931 E. 37th Street, Suite 7 Odessa, Texas 79762 (432) 363-0067 Fax (432) 363-0376	2626 Royal Circle Kingwood, Texas 77339 (281) 359-7224 Fax (281) 359-7112	3300 N. A Street, Bldg. 4, Suite 200 Midland, Texas 79705 (432) 686-9381 Fax (432) 684-6722

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
ReoStar Energy Corporation
(Formerly Goldrange Resources, Inc.)
Fort Worth, Texas 76107

We have audited the accompanying balance sheet of ReoStar Energy Corporation (formerly Goldrange Resources, Inc.) as of March 31, 2007 and the related statements of operations, stockholders' equity (deficit), and cash flows for each of the years in the two-year period ended December 31, 2006, and the three month period ended March 31, 2007. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ReoStar Energy Corporation as of March 31, 2007, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2006, and the three month period ended March 31, 2007 in conformity with accounting principles generally accepted in the United States of America.

/s/ Killman. Murrell & Company. P. C.
Killman, Murrell & Company, P.C.
Odessa, Texas
July 14,2007

ReoStar Energy Corporation
(Formerly Goldrange Resource, Inc.)
Balance Sheet
March 31, 2007
ASSETS
Current Assets:
Cash	$212,254
Accounts Receivable:
Oil and Gas	495,200
Related Party	376,994
Other	63,389
Total Current Assets	1,147,837

Note Receivable	1,614,218

Oil and Gas Properties - successful efforts method	11,712,673
Less Accumulated Depletion and Depreciation	(2,740,044)
Oil and Gas Properties (net)	8,972,629

Investment in Pipeline	9,426,049
Less Accumulated Depreciation	(218,500)
Investment in Pipeline (net)	9,207,549
Total Assets	$20,942,233

LIABILITIES
Current Liabilities:
Accounts Payable	$704,151
Payable to Related Parties	4,371,318
Accrued Expenses	1,430,184
Current Portion of Long-Term Debt	5,424,194
Total Current Liabilities	11,929,847

Notes Payable	3,605,937
Notes Payable - Related Parties	3,618,924
Less Current Portion of Notes Payable	(5,424,194)
Total Long-Term Debt	1,800,667

Deferred Tax Liability	1,734,563
Total Liabilities	15,465,077

Minority Interest in Pipeline	4,685,301
Commitments and Contingencies	-

Stockholders' Equity
Common Stock, $.001 par,200,000,000 shares authorized 71,954,262 shares outstanding on March 31, 2007	71,954

Additional Paid-In-Capital	1,970,795
Retained Deficit	(1,250,894)
Total Stockholders' Equity	791,855
Total Liabilities and Stockholders' Equity	$20,942,233

See Accompanying Notes to Financial Statements

ReoStar Energy Corporation
(Formerly Goldrange Resource, Inc.)
Statements of Operations
	Three Months Ended	Years Ended December 31,
Revenues	March 31, 2007	2006	2005
Oil and Gas Sales	$814,400	$2,874,291	$1,109,199
Pipeline Revenues	424,257	1,162,790	606,420
Sale of Leases	19,431	400,378	23,820
Other Income	151,199	45,771	79,720
Total Revenue	1,409,287	4,483,230	1,819,159

Costs and Expenses
Oil & Gas Lease Operating Expenses	168,346	1,131,502	557,680
Severance and Ad Valorem Taxes	40,962	163,523	65,982
Pipeline Operating Expenses	152,541	427,295	206,485
Depletion & Depreciation	468,540	1,940,354	433,817
General & Administrative	135,947	281,727	112,596
Interest, net of capitalized interest of $113,706, $420,230, and $96,211 in 2007, 2006, and 2005, respectively	63,321	13,660	13,000
Total Costs and Expenses	1,029,657	3,958,061	1,389,560

Income from operations before income taxes and minority interest	379,630	525,169	429,599

Income Tax Provision	(1,421,148)	-	-
Minority Interest Expense	(106,276)	(332,413)	(128,511)
Net (Loss) Income	$(1,147,794)	$192,756	$301,088

Basic and Diluted Loss per Common Share	(0.02)
Weighted Average Common Shares Outstanding	69,616,786

Pro-Forma Earnings Per Share
Net Income		$192,756	$301,088
Proforma Income Tax Expense at Statutory Rate (35%)		(67,465)	(105,381)
Proforma Net Income		$125,291	$195,707

Proforma Weighted Average Shares Outstanding		68,129,310	68,129,310
Proforma Basic and Diluted Earnings Per Share		$0.00	$0.00

See Accompanying Notes to Financial Statements

ReoStar Energy Corporation
(Formerly Goldrange Resource, Inc.)
Statements of Stockholders' Equity (Deficit)
For the years ended December 31, 2006 and 2005
and the Three Months Ended March 31, 2007
Combined Totals	Common Stock
Common Stock	Members' Investment	Number of Shares	Amount	Paid-In Capital	Retained Deficit	Total
Combined Equities of Merged Companies
December 31, 2004	$1,000	143,414	-	$-	$30,798	$(1,131,023)	$(955,811)

Reverse Merger Adjustments:
Goldrange Resources, Inc.	-	-	13,379,310	13,379	(13,379)	-	-
Merged Companies	(1,000)	(143,414)	54,750,000	54,750	(938,720)	-	(1,028,384)

Restated Balance, December 31, 2004	-	-	68,129,310	68,129	(921,301)	(1,131,023)	(1,984,195)

Net Income 2005	-	-	-	-	-	301,088	301,088

Balance, December 31, 2005	-	-	68,129,310	68,129	(921,301)	(829,935)	(1,683,107)

Net Income 2006	-	-	-	-	-	192,756	192,756

Balance, December 31, 2006	-	-	68,129,310	68,129	(921,301)	(637,179)	(1,490,351)

Sale of Common Stock	-	-	-	-	-	-	-
February 2007	-	-	2,124,952	2,125	1,897,875	-	1,900,000
March 2007	-	-	1,700,000	1,700	1,528,300	-	1,530,000
Change in Tax Status of Two Merged Companies	-	-	-	-	(534,079)	534,079	-
Net Loss 2007	-	-	-	-	-	(1,147,794)	(1,147,794)

Balance, March 31, 2007	$-	$-	71,954,262	$71,954	$1,970,795	$(1,250,894)	$791,855

See Accompanying Notes to Financial Statements

ReoStar Energy Corporation
(Formerly Goldrange Resource, Inc.)
Statements of Cash Flows
	Three Months Ended	Years Ended December 31,
Operating Activities:	March 31, 2007	2006	2005
Net Loss	$(1,147,794)	$192,756	$301,088
Adjustments to reconcile net cash from operating activities:
Income Tax Expense	1,421,148
Depletion, Depreciation, & Amortization	468,540	1,940,355	433,817
Joint Venture Partner Expense	106,276	332,413	128,511
Note Accretion	41,487	128,334
Changes in Operating Assets and Liabilities
Cash Overdraft		186,912
Changes in Other Assets	13,454	(13,455)	(5,375)
Changes in Accrued Liabilities		86,667	23,723
Change in Related Party Receivables/Payables	(516,714)	(543,483)	14,701
Changes in Other Receivables	(63,389)	2,324	(21,934)
Change in Revenue Receivables	(495,201)	86,762	(327,757)
Changes in Accounts Payable	704,151	-	175,605
Net Cash provided from operating activities	531,958	2,399,585	722,379

Investing Activities:

Oil & Gas Drilling, Completing and Leasehold Acquisition Costs	(2,091,787)	(6,371,739)	(1,679,003)
Change in Drilling Reimbursements in Excess of Costs	(1,962,407)	492,160	1,280,768
Change in Accounts Payable related to drilling	-	2,220,498	-
Deposits	-	200,000	(200,000)
Change in Accrued Liabilities	(1,267,477)	722,450	1,014,964
Investments in Pipeline Joint Venture	(1,187,542)	(4,643,249)	(3,187,995)
Note Receivable Collections	987,022
Net Cash used in investing activities	(5,522,191)	(7,379,880)	(2,771,266)

Financing Activities
Notes Payable Advance	999,667	704,466	1,939,606
Changes in Notes Payable Related Party	-	1,264,957	930,602
Minority Cash Contributions, Net of Distributions	772,820	1,747,320	107,961
Net cash received from common stock subscriptions	3,430,000	-	-
Net Cash provided from financing activities.	5,202,487	3,716,743	2,978,169
Net Increase in cash	212,254	(1,263,552)	929,282
Cash - Beginning of the period	-	1,263,552	334,270
Cash - End of the period	$212,254	$-	$1,263,552

See Accompanying Notes to Financial Statements

ReoStar Energy Corporation
(Formerly Goldrange Resource, Inc.)
Statements of Cash Flows
(Continued)

	Three Months Ended	Years Ended December 31,
Supplemental Disclosure of Cash Flow Information	March 31, 2007	2006	2005
Cash paid during year for:
Interest	$73,234	$185,284	$65,151

Income Taxes	-	-	-

Non Cash Investing and Financing Activities
Contribution of Note Receivable	$2,601,240	$-	$-

Contribution of Note Payable	$(1,950,000)	$-	$-

Conversion of Note Payable to Minority Interest	$(1,490,000)	$-	$-

Contribution of Related Party Receivable/Payables	$651,240	$-	$-

Oil & Gas Lease Contributed by Owner	$-	$-	$145,190

See Accompanying Notes to Financial Statements

REOSTAR ENERGY CORPORATION
(FORMERLY GOLDRANGE RESOURCES, INC.)
NOTES TO FINANCIAL STATEMENTS

(1) SUMMARY OF ORGANIZATION AND NATURE OF BUSINESS

REOSTAR ENERGY CORPORATION ("REOSTAR ," "we," "us," or "our") is engaged in the exploration, development and acquisition of oil and gas properties primarily in the Southwestern region of the United States. We seek to increase our reserves and production primarily through drilling, complementary acquisitions, and the development of enhanced oil recovery prospects.

Effective February 1, 2007 three entities under common control, Benco Operating, Inc. ("Benco); JMT Resources Ltd ("JMT"); and REO Energy Ltd ("REO") contributed certain assets and liabilities to Goldrange Resources, Inc. ("Goldrange") in exchange for stock. The contributing entities were under common control prior to the transaction, and immediately after the transactions, the former shareholders of the contributing entities owned 80.4% of the issued and outstanding stock of Goldrange. The contribution has been accounted for as a reverse merger. For the years ended December 31, 2006 and 2005, the statements of operations and cash flows include combined amounts applicable to the three entities for the respective years. There were no material intercompany transactions between these entities. See Footnote 3 for more details.

On February 12, 2007 Goldrange changed its name to ReoStar Energy Corporation. March 31 is Goldrange's fiscal year end and as a result, a three month reporting period has been included in the statements of operations and cash flows.

ReoStar is a Nevada corporation whose common stock is listed and traded over the counter on the bulletin board.

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation and Principles of Consolidation
The financial statements and notes are representations of the Company's management who are responsible for their integrity and objectivity. The Company's accounting policies conform to accounting principles generally accepted in the United States of America and have been consistently applied in the preparation of these financial statements.

We own a significant interest in a joint venture, the Tri-County Gas Gathering System ("TCGGS"), over which we have significant influence, but not control. We recognize our proportionate share of TCGGS' assets, liabilities, revenues and expenses in the accompanying financial statements.

Use of Estimates
The preparation of financial statements in accordance with generally accepted accounting principles in the United States requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at year-end and the reported amounts of revenues and expenses during the year. Actual results could differ from the estimates and assumptions used.

Income per Common Share
Basic net income per share is calculated based on the weighted average number of common shares outstanding. Diluted net income per share assumes issuance of stock compensation awards and exercise of stock warrants, provided the effect is not anti-dilutive. All common stock shares and per share amounts in the accompanying financial statements have been adjusted for the four for one stock split effected on November 30, 2006.

Business Segment Information
The Financial Accounting Standards Board ("FASB"), Statement of Financial Accounting Standards ("SFAS") No. 131, "Disclosure About Segments of an Enterprise and Related Information," establishes standards for reporting information about operating segments. Operating segments are defined as components of an enterprise that engage in activities from which it may earn revenues and incur expenses for which separate operational financial information is available and this information is regularly evaluated by the chief decision maker for the purpose of allocating resources and assessing performance.

Revenue Recognition
Oil, gas and natural gas liquids revenues are recognized when the products are sold and delivery to the purchaser has occurred. Although receivables are concentrated in the oil and gas industry, we do not view this as unusual credit risk.

Cash and Equivalents
Cash and cash equivalents include cash on hand and on deposit and investments in highly liquid debt instruments with maturities of three months or less.

Allowance for Doubtful Accounts
We regularly review our accounts receivable for quality of accounts receivable. Other than related party receivables, we accrue a provision for doubtful accounts equal to 20% of any accounts receivable balance that has aged more than one hundred twenty (120) days. As of March 31, 2007, we had no accounts receivable balances over the 120 day threshold, therefore, no allowance for doubtful accounts has been accrued.

Oil and Gas Properties
Oil and gas investments are accounted for by the successful efforts method of accounting. Accordingly, the costs incurred to acquire property (proved and unproved), all development costs, and successful exploratory costs are capitalized, whereas the costs of unsuccessful exploratory wells are expensed.

Depletion of capitalized oil and gas well costs is provided using the units of production method based on estimated proved developed oil and gas reserves of the respective oil and gas properties.

The estimated costs of dismantlement and abandonment of depleted wells, net of estimated salvage values, is considered to be immaterial in amount and therefore, no accrual for such costs are included in these financial statements.

The carrying value of capitalized oil and gas property costs is compared annually to the future net revenues attributed to the related proved developed oil and gas reserves. Such costs are reduced to the extent they exceed the future net revenues of the related proved developed oil and gas reserves. Oil and gas reserve information and other required disclosures related to oil and gas operations has been omitted, due to the limited revenues derived from such activity.

Our policy is to minimize risks associated with drilling exploratory wells by selling most of the working interest associated with each particular well on a turn-key basis (up to 80% of the working interest may be sold). The proceeds are credited to the net book value of the property. In the event the proceeds from selling the working interest exceed the total cost of acquiring the leasehold and drilling the well, we record the net proceeds in excess of cost as gain on the sale of oil and gas properties. Gain or loss is recognized from the sale of any interest of proven developed properties.

Joint Venture Partner Interest
ReoStar and a joint venture partner own an interest in a pipeline and natural gas gathering system. We account for the joint venture as a consolidation pursuant to Statement of Financial Accounting Standards 94. See Note 12 for more detailed information regarding the pipeline and joint venture.

Pipeline Depreciation
The pipeline is depreciated using the straight-line method over the pipeline's estimated useful life of 15 years.

Interest Expense
ReoStar capitalizes interest expense related to the financing obtained to acquire and develop oil and gas properties and to build the pipeline. Capitalized interest is amortized on a straight-line basis over a ten year period.

Deferred Taxes
Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to the differences between the financial statement carrying amounts of assets and liabilities and their tax bases as reported in our filings with the respective taxing authorities. The realization of deferred tax assets is assessed periodically based on several interrelated factors. These factors include our expectation to generate sufficient taxable income including tax credits and operating loss carryforwards.

Comprehensive Income
Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income," establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, SFAS No. 130 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. The Company does not have comprehensive income items requiring disclosure of comprehensive income.

Impairment of Long-Lived Assets
In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, long lived assets, such as oil and gas properties and equipment are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of would be separately presented in the balance sheet and reported at the lower of the carrying amount of the fair value less costs to sell, and are no longer depreciated. The assets and liabilities of a disposed group classified as held for sale would be presented separately in the appropriate asset and liability sections of the balance sheet.

Contingencies
Certain conditions may exist as of the date the financial statements are issued, which may result in a loss to the Company but which will only be resolved when one of more future events occur or fail to occur. The Company's management and its legal counsel assess such contingent liabilities, and such assessment inherently involves an exercise of judgment. In assessing loss contingencies related to legal proceedings that are pending against the Company or unasserted claims that may result in such proceedings, the Company's legal counsel evaluates the perceived merits of any legal proceedings or unasserted claims as well as the perceived merits of the amount of relief sought or expected to be sought therein.

If the assessment of a contingency indicates that it is probable that a material loss has been incurred and the amount of the liability can be estimated, the estimated liability would be accrued in the Company's financial statements. If the assessment indicates that a potentially material loss contingency is not probable but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, together with an estimate of the range of possible loss if determinable and material, would be disclosed.

Loss contingencies considered remote are generally not disclosed unless they involve guarantees, in which case the guarantees would be disclosed.

Financial Instruments
The carrying amount of financial instruments including cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate fair value, unless otherwise stated, as of March 31, 2007. The carrying amount of long-term debt approximates market value due to the use of market interest rates.

Asset Retirement Obligation
Our financial statements reflect the provisions of Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations. SFAS No. 143 provides that, if the fair value for an asset retirement obligation can be reasonably estimated, the liability should be recognized upon acquiring or drilling a well. Under the method prescribed by SFAS No. 143, the retirement obligation is recorded as a liability at its estimated present value at the asset's inception, with an offsetting increase to producing properties on the balance sheet. Periodic accretion of the discount of the estimated liability is recorded as an expense in the statement of operations. At March 31, 2007, management's estimate of the retirement obligation was immaterial.

Recent Accounting Pronouncements
Statement No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans"-an amendment of FASB Statements No. 87, 88, 106, and 123R. This Statement improves financial reporting by requiring an employer to recognize the over funded or under funded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization.

Statement No. 157, "Fair Value Measurements". This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements.

Statement No. 156, "Accounting for Servicing of Financial Assets"-an amendment of FASB Statement No. 140. This Statement amends FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, with respect to the accounting for separately recognized servicing assets and servicing liabilities.

Statement No. 155, Accounting for Certain Hybrid Financial Instruments-an amendment of FASB Statement No. 133 and 140. This Statement amends FASB Statements No. 133, Accounting for Derivative Instruments and Hedging Activities, and No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.

In the opinion of management, these Statements will have no material effect on the financial statements of the Company.

(3) ACQUISITIONS AND DISPOSITIONS
On February 1, 2007, REO Energy Ltd. contributed substantially all of it assets and liabilities to ReoStar in exchange for stock. REO's assets consisted of:
•	Approximately 8,800 acres of proven producing, proven undeveloped, and unproven reserves located in the "oil window" of the Barnett Shale in North Central Texas;
•	Approximately 6,000 acres of undeveloped leasehold in the Fayetteville shale prospect in central Arkansas; and
•	A note and option receivable. The outstanding principal of the note receivable was $2,614,246. The note is secured by a drilling rig. The face value of the option receivable is $300,000 and the carrying value is $0.

On February 1, 2007, Benco Operating Inc. contributed substantially all of its assets and liabilities to ReoStar in exchange for stock. Benco's assets and deferred tax liabilities consisted of:
•	An undivided 44.44% interest in a joint venture that owns 30% of the Tri-County Gas Gathering System, a pipeline servicing the section of the Barnett Shale where REO's leasehold is located and a 100% working interest in one lease located in the oil window of the Barnett Shale.
•	Deferred tax liabilities of $313,414.

On February 1, 2007, JMT Resources Ltd. contributed substantially all of the assets and liabilities to ReoStar in exchange for stock. JMT's assets consisted of:
•	95% working interest in approximately 4,000 acres in leasehold in East Central Texas. The majority of the property is classified as proven undeveloped and is the subject of an ASP flood pilot. JMT's cost basis in the leasehold was zero due to an impairment write-down taken on the property several years ago.

ReoStar assumed liabilities from the above acquisitions aggregating approximately $14,150,000.

The contributing companies were under common control for more than one year prior to the transaction. Immediately after the transaction, the contributing companies owned more than 80% of ReoStar's issued and outstanding stock. The transaction qualifies as a reverse merger and all of the assets and liabilities of the contributing companies were included on ReoStar's balance sheet at historical values.

(4) DEFERRED TAX LIABILITY
Our income tax expense from operations was $1,421,148 for the period ended March 31, 2007. Because two of the predecessor companies were partnerships (non-tax paying entities), the cumulative deferred tax liability related to their assets was recorded as an expense on the contribution date. A reconciliation between the statutory federal income tax rate and our effective income tax rate is as follows:

March 31 2007
Federal Statutory Tax Rate	34%
State	1%
Consolidated Effective Tax Rate	35%

The income tax provision differs from the amount computed at the statutory rate of 35% as follows:
March 31 2007
Expected Tax Expense from Operations	$132,870
Tax Expense related to change in tax status	1,288,278
Income Tax Provision	$1,421,148

Significant components of deferred tax assets and liabilities are as follows:
March 31 2007
Deferred Tax Assets:
Net Operating Loss Carryforward	$952,916
Total Deferred Tax Assets	952,916

Deferred Tax Liabilities
Oil & Gas Properties Basis	1,956,886
Pipeline Assets Basis	730,593
Total Deferred Liabilites	2,687,479
Net Deferred Tax Liability	$1,734,563

(5) EARNINGS PER COMMON SHARE

There were no dilutive common stock equivalents as of March 31, 2007. The following table sets forth the computation of basic earnings per common share.

March 31 2007
Numerator
Net Income (Loss)	$(1,147,794)
Denominator
Weighted Average Shares Outstanding	69,616,786

Basic and Diluted- Net Income	$(0.02)

(6) INDEBTEDNESS

As of March 31, 2007, the following debt was outstanding:

Note Payable to Frost National Bank. The note has a principal balance of $1,950,000, carries an annual interest rate of 5.65% and matures on April 11, 2007. As of March 31, 2007, interest totaling $63,091 was accrued. The note was paid in full on April 10, 2007.

Note Payable to 1st State Bank of Texas. The note had a principal balance of $79,603 on March 31, 2007. The note was originated on March 24, 2004, carries a variable interest rate equal to Wall Street Journal prime plus 1%, and matures on August 1, 2008. The note was paid in full in July 2007.

Lease Notes Payable. ReoStar has several notes payables to various private investors that were used by a predecessor company for leasehold acquisitions.

The first originated December 1, 2005 and bears interest of 20% on the principal balance outstanding on the anniversary date. Principal balance of $100,000 was outstanding on March 31, 2007.

The second note, originated April 30, 2004, and the third note, originated December 12, 2005, are due to the same individual. Both notes were in the amount of $100,000. The notes provide a ½% carried working interest on each well drilled on certain Arkansas acreage and as certain Arkansas acreage is drilled, the original proceeds shall be repaid at the rate of $2 for each $1 invested on a per acre basis. The Arkansas leasehold has a five year term. In order to make a provision for the $2 for $1 repayment, we accrete interest at a 20% rate. None of the acreage has been drilled, and the balance of the notes was $238,334 on March 31, 2007.

The fourth note originated on December 19, 2005 in the amount of $500,000. The note provides a ½% carried working interest on each well drilled on certain Arkansas acreage and as certain Arkansas acreage is drilled, the original proceeds shall be repaid at the rate of $2 for each $1 invested on a per acre basis. The leasehold has a five year term. In order to make a provision for the $2 for $1 repayment, we accrete interest at a 20% rate. None of the acreage has been drilled, and balance outstanding as of March 31, 2007 was $625,000.

The fifth note in the amount of $100,000 originated on May 15, 2006 and bears interest of 10% due annually. The note matures June 1, 2008. The full amount of the note was outstanding on March 31, 2007.

The last note originated May 3, 2006 in the amount of $513,000. The note provides that as certain Arkansas acreage is drilled, the original proceeds shall be repaid at the rate of $257 for each $385 invested on a per acre basis. Additionally, the note provides for the conveyance of a .6666% working interest carried to the tanks on 1,333 of certain Arkansas acreage. The note provides the lender the option to return any interest assigned to ReoStar in exchange for payment of $513,000 plus 10% interest per annum. The option is valid only from May 3, 2007 through November 3, 2007. ReoStar will accrue interest at 10% until the option expires. The note had a balance of $513,000 at year-end.

Notes Payable to Shareholder. ReoStar has notes payable totaling $324,330 to ReoStar's President and CEO. The note matures on September 30, 2008 and bears interest of 8%.

ReoStar has notes payables to a limited partnership owned by the Chairman of the Board. The notes total $3,294,594 mature on 12/31/2007 and carry an interest rate of 7.6%.

There are no debt covenants associated with the notes payable.

The following table summarizes our note payable repayment obligations.

	Fiscal Years Ending March 31,
	2008		2009	2010	2011	2012
Frost National Bank Note	$1,950,000	$
1st State Bank Note	79,600
Lease Note No. 1	100,000
Lease Note No. 5			100,000
Note Payable - Shareholder			324,330
Note Payable - Shareholder	3,294,594
	$5,424,194		$424,330	-	-	-

Payable to Related Party. REO Energy, Ltd. ("REO"), one of the predecessor companies, completed drilling the wells that were in process on the contribution date. The accounts payable of $3,501,057 represents drilling costs that are due to REO's vendors.

Benco Operating, Inc. ("Benco"), one of the predecessor companies, paid certain capital calls during the transition period after the contribution date. The payable to related party reflects a payable to reimburse Benco for $619,511 related to these payments.

In addition, there is an accounts payable to a greater than 15% shareholder in the amount of $250,750.

Accrued Expenses:
Pipeline Capital Calls Payable: When the owners of the TCGGS agree to the construction of the pipeline in a particular area, the operator bills the owners for their share of the anticipated construction cost. We record the unpaid capital calls as an accrued liability. The capital call payable was $516,681 on March 31, 2007.

Other accrued expenses consist of working interest owner payout guarantees totaling $761,302 and accrued interest expense of $152,202.

(7) CAPITAL STOCK

We have authorized capital stock of 200 million shares of common stock. All shares have been adjusted for the 4 for 1 common stock split affected on November 30, 2006. All common stock shares have been retroactively restated to reflect this stock split.

The following is a schedule of changes in the number of outstanding common shares since November 1, 2006.

March 31, 2007
Beginning Balance	8,050,000
4 for 1 splt November 30, 2006	24,150,000
Shares Cancelled	(18,820,690)
Shares Outstanding January 31, 2007	13,379,310
Shares issued for Benco acquistion	16,041,750
Shares issued for REO acquisiton	22,885,500
Shares issued for JMT acquisition	15,822,750
Private Placement shares issued	3,824,952
Ending Balance	71,954,262

As of March 31, 2007, we were in the process of completing a private placement offering. Through March 31, 2007, shares sold via the private placement offering totaled 3,824,952 at $1.00 per share.

The proceeds from the sale reported in the statement of stockholder's equity is net of offering expenses. Each share had one warrant attached with a strike price of $1.50 per share. The warrants are scheduled to expire 2 years from the date the stock certificates are issued.

There were no restricted stock grants outstanding at year end.

(8) COMMITMENTS AND CONTINGENCIES

Litigation
We are involved in various legal actions and claims arising in the ordinary course of our business. While the outcome of these lawsuits cannot be predicted with certainty, we do not expect these matters to have a material adverse effect on our financial position, cash flows or results of operations.

Office Lease
We signed a long-term sublease agreement in February, 2007. The sublease will begin in late June, 2007. The terms of the lease provide for a monthly base rent of $12,315. The lease is scheduled to expire on January 31, 2010. We will sublease approximately one-half of the office space to the operators of our Barnett shale and Corsicana properties.

The following table summarizes the minimum base rent until the lease expires. The minimum base rent excludes any potential reduction in net rent due to subleasing arrangements.
	Fiscal Year Ending March 31,
	2008	2009	2010
Minimum Base Rent	110,835	152,210	131,525

Plugging
The Corsicana oil and gas leases have been producing for more than one hundred year and there hundreds of abandoned wells scattered throughout the leases. In order for the ASP flood to be successful, we will need to cement in the wells. Since the wells are relatively shallow, we are able to completely plug each well for less than $500 and the costs will be capitalized as part of the project. Currently we have no definite number of abandoned wells located on our properties nor do we have a firm estimate of the number of wells we will need to plug.

(9) NOTE RECEIVABLE
ReoStar has a note receivable from our drilling contractor. The note is secured by the rig that is dedicated to our Barnett Shale acreage. The outstanding principal balance on March 31, 2007 was $1,614,218.

(10) MAJOR CUSTOMERS
We market our production on a competitive basis. Gas produced in the Barnett is sold under a long-term contract scheduled to expire on May 31, 2015. Oil purchasers may be changed on 30 days notice. The price for oil is generally equal to a posted price set by major purchasers in the area or is based on NYMEX pricing, adjusted for quality and transportation. We sell to oil and gas purchasers on the basis of price, credit quality and service. For the year ended March 31, 2007, one customer, Cimmarron Gathering, LP, accounted for 92% of total oil and gas sales. Since our products are commodities and since there are numerous purchasers that service our markets, we believe that the loss of any one customer would not have a material adverse effect on our results.

(11) CREDIT RISK
We frequently maintain a balance in our bank accounts in excess of the federally insured limits.

(12) PIPELINE JOINT VENTURE
In July 2005, Benco entered into a joint venture agreement with a small group of private investors whereby Benco contributed it's 33.33% fractional interest in the Tri-County Gas Gathering System to the joint venture. The investors contributed cash in exchange for a 50% interest in the joint venture. No new entity was formed in connection with the joint venture and Benco maintained voting control of the fractional interest in TCGGS. Benco accounted for the joint venture as a consolidation under SFAS 94.

Benco recorded all of the assets, liabilities, income and expenses associated with the 33.33% interest in TCGGS on its financial statements. The joint venture partners' share of the net assets of the TCGGS were reflected on the balance sheet as a minority interest and the joint venture partners' share of the net income of the TCGGS is reflected on the statement of operations as a joint venture partner expense.

Effective January 31, 2007, the fractional ownership in the TCGGS was reduced from 33.33% to 30% in exchange for the waiver of accrued capital calls totaling $815,980. No gain or loss was reported on the reduction in interest. However, because the joint venture partners had no outstanding accrued capital calls on January 31, the reduction in interest is attributable solely to our share of the joint venture. After the reduction in interest, we continued to maintain voting control of the fractional interest in the TCGGS and will continue to account for the investment as a consolidation under SFAS 94.

The following table reflects the changes to the minority interest in our investment in the pipeline for the three months ending March 31, 2007:

Three Months Ended March 31, 2007
Minority Interest at December 31, 2006	$2,316,205

Conversion of Note Payable to Minority Interest Equity	1,490,000
Capital Contributions	772,820
Income Allocation	106,276
Minority Interest at March 31, 2007	$4,685,301

In connection with the conversion of the note payable to minority interest equity, the joint venture partners waived the $95,338 in accrued interest related to the note. This amount has been included in other income at March 31, 2007.

(13) SEGMENT REPORTING
The following table summarizes the assets, liabilities, income and expenses related to our oil and gas segment and our pipeline segment.

	Oil and Gas Segment	Pipeline Segment	Total
Current Assets	$1,092,281	$55,556	$1,147,837
Note Receivable	1,614,218		1,614,218
Oil & Gas Properties (net)	8,972,629		8,972,629
Investment in Pipeline (net)		9,207,549	9,207,549
Total Assets	11,679,128	9,263,105	20,942,233

Current Liabilities	10,793,658	1,136,192	11,929,850
Long-Term Debt	1,800,664		1,800,664
Deferred Tax Liabilitiy	1,003,970	730,593	1,734,563
Total Liabilities	13,598,292	1,866,785	15,465,077

Minority Interest		4,685,301	4,685,301
Stockholder's Equity	(1,919,164)	2,711,019	791,855
Total Liabilities and Stockholder's Equity	11,679,128	9,263,105	20,942,233

Total Revenue	985,030	424,257	1,409,287
Total Costs and Expenses	(877,116)	(152,541)	(1,029,657)
Income Tax Provision	(1,326,047)	(95,101)	(1,421,148)
Minority Interest Expense		(106,276)	(106,276)
Net (Loss) Income	$(1,218,133)	$70,339	$(1,147,794)

(14) SUBSEQUENT EVENTS
On June 6, 2007 we sold our entire interest in the Tri-County Gas Gathering System. The sales price was $15,000,000. We anticipate post closing adjustments (related to costs of pipeline construction in process on the effective date of the sale) totaling $900,000, which will reduce the proceeds from the sale. The sales will result in a gain of approximately $1,500,000 after tax. See the 8k filed on June 7, 2007 for more details.

In conjunction with the sale of our interest in the Tri-County Gas Gathering System, we entered into a new gas contract. The terms of the new contract were considered to be more favorable than the old contract. The contract will expire in ten years.

On April 30, 2007, the Private Placement Offering was closed. In total 11,461,504 shares sold and the Company received $11,461,504 proceeds from the offering less offering expenses. Of the total proceeds received, $6,885,353 was collected after March 31, 2007.

On April 1, 2007, ReoStar entered into employment contracts with certain key employees. In conjunction with the employment contracts, the company issued 700,000 shares of restricted stock. 350,000 of the shares vest on March 31, 2008, and the balance of the shares will vest on March 31, 2009.

On April 1, 2007, ReoStar also entered into a stock option arrangement with two outside members of its board of directors. Both board members received stock options of 50,000 shares, one-third of which will vest annually on March 31 2008, 2009, and 2010.

The estimated compensation expense related to the restricted stock grant and stock option grants for the following three year period is shown in the table below:

	Year Ending March 31
	2008	2009	2010
Restricted Stock Compensation	$581,137	$195,336	$-
Stock Option Compensation	39,382	21,256	9,232
	$620,519	$216,592	$9,232

(15) SUPPLEMENTAL INFO ON OIL AND GAS EXPLORATION, DEVELOPMENT AND PRODUCTION ACTIVITIES (UNAUDITED).

The following information concerning our natural gas and oil operations has been provided pursuant to Statement of Financial Accounting Standards No. 69, "Disclosures about Oil and Gas Producing Activities," ("SFAS No. 69"). Our natural gas and oil producing activities are conducted onshore within the continental United States.

Estimated Quantities of Proved Oil and Gas Reserves (Unaudited)

We engaged Forrest A. Garb & Associates, Inc. to conduct a reserve study and to estimate our proven reserves of crude oil, condensate, natural gas liquids and natural gas (which does not include our probable and possible reserves). Reserves are adjusted to reflect contractual arrangements and royalty rates in effect at the end of each year. Many assumptions and judgmental decisions are required to estimate reserves. Reported quantities are subject to future revisions, some of which may be substantial, as additional information becomes available from reservoir performance, new geological and geophysical data, additional drilling, technological advancements, price changes and other economic factors.

The SEC defines proved reserves as those volumes of crude oil, condensate, natural gas liquids and natural gas that geological and engineering data demonstrate with reasonable certainty are recoverable from known reservoirs under existing economic and operating conditions. Proved developed reserves are those proved reserves which can be expected to be recovered from existing wells with existing equipment and operating methods. Proved undeveloped reserves are volumes expected to be recovered as a result of additional investments for drilling new wells to offset productive units, recompleting existing wells, and/or installing facilities to collect and transport production.

Production quantities shown are net volumes sold. These may differ from volumes withdrawn from reservoirs due to inventory changes, and, especially in the case of natural gas, volumes consumed for fuel and/or shrinkage from extraction of natural gas liquids.

The reported value of proved reserves is not necessarily indicative of either fair market value or present value of future net cash flows because prices, costs and governmental policies do not remain static, appropriate discount rates may vary, and extensive judgment is required to estimate the timing of production. Other logical assumptions would likely have resulted in significantly different amounts.

The average realized prices used at April 1, 2007 to estimate reserve information were $63.74 per barrel for oil and condensate in the Barnett project, $60.61 per barrel for oil produced in the Corsicana project, and $7.10 per mcf for gas.

The following table reflects total reserves as of April 1, 2007.

	Crude Oil (MBBL)	Natural Gas (MMCF)	Crude Oil Equivalents (MBOE)
Proved Developed Producing	156	999	328
Proved Developed Non-Producing	82	764	214
Proved Undeveloped	11,439	1,628	11,720
Balance at April 1, 2007	11,677	3,391	12,262

The following table reflects total reserves by project at April 1, 2007:
	Barnett Shale Project			Corsicana Project
	Crude Oil (MBBL)	Natural Gas (MMCF)	Crude Oil Equivalents (MBOE)	Crude Oil (MBBL)
Proved Developed Producing	51	999	223	106
Proved Developed Non-Producing	82	764	214
Proved Undeveloped	136	1,628	417	11,302
Balance at April 1, 2007	269	3,391	854	11,408

Standardized Measure of Discounted Future Net Cash Flows Relating to Proved Oil and Gas Reserves
(Unaudited)

The following summarizes the policies we used in the preparation of the accompanying natural gas and oil reserve disclosures, standardized measures of discounted future net cash flows from proved natural gas and oil reserves and the reconciliations of standardized measures from year to year. The information disclosed, as prescribed by SFAS No. 69, is an attempt to present the information in a manner comparable with industry peers.

The information is based on estimates of proved reserves attributable to our interest in natural gas and oil properties as of April 1, 2007. These estimates were prepared by Forest Garb and Associates. Proved reserves are estimated quantities of natural gas and crude oil which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions.

The standardized measure of discounted future net cash flows from production of proved reserves was developed as follows:
•	Estimates are made of quantities of proved reserves and future amounts expected to be produced based on current year-end economic conditions.

•	Estimated future cash inflows are calculated by applying current year-end prices of natural gas and oil relating to our proved reserves to the quantities of those reserves produced in each future year.

•	Future cash flows are reduced by estimated production costs, costs to develop and produce the proved reserves and abandonment costs, all based on current year-end economic conditions.

•	The resulting future net cash flows are discounted to present value by applying a discount rate of 10%.

The standardized measure of discounted future net cash flows does not purport, nor should it be interpreted, to present the fair value of our natural gas and oil reserves. An estimate of fair value would also take into account, among other things, the recovery of reserves not presently classified as proved, anticipated future changes in prices and costs and a discount factor more representative of the time value of money and the risks inherent in the industry.

The standardized measure of discounted future net cash flows relating to proved natural gas and oil reserves is as follows
Total
April 1, 2007
Future Cash Inflows	$732,751,890
Future Costs
Production	(150,282,390)
Development	(110,789,600)
Total Undiscounted Future Net Cash Flow	471,679,900
Income Taxes	(165,088,000)
10% Annual Discount	(188,962,530)
Standardized Measure of Discounted Future Net Cash Flow	$117,629,370

The following reflects the standardized measure of discounted future net cash flows for each of our drilling and development projects.

	Barnett Project	Corsicana Project
	April 1, 2007	April 1, 2007
Future Cash Inflows	$41,390,430	$691,361,460
Future Costs
Production	(13,113,970)	(137,168,420)
Development	(9,903,140)	(100,886,460)
Total Undiscounted Future Net Cash Flow	18,373,320	453,306,580
Income Taxes	(6,430,000)	(158,658,000)
10% Annual Discount	(5,374,920)	(183,587,610)
Standardized Measure of Discounted Future Net Cash Flow	$6,568,400	$111,060,970

Capitalized Costs Relating to Oil and Gas Producing Activities at March 31, 2007:
Successful Efforts
Unproved oil and gas properties	$2,789,212
Proved oil and gas properties	8,923,461
Support Equipment and facilities	0
11,712,673
Less accumulated depletion, depreciation, and amortization	(2,740,044)
Net Capitalized Costs	$8,972,629

Costs incurred in Oil and Gas Producing Activities for the Three Months ended March 31, 2007 and the Year Ended December 31, 2006
	Three Months Ended 3/31/2007	Year Ended 12/31/2006
Property Acquisition Costs
Proved	$-	$-
Unproved	97,251	2,203,837
Exploration Costs	1,886,247	4,167,902
Development Costs
Amortization rate per equivalent barrel of production	25.84	32.40

Key Production Statistics:
The following reflects the oil and gas production by the predecessor companies for the prior three years and ReoStar's production for the three months ended March 31, 2007.

		Oil & Gas Production
		Oil Bbl	Gas Mcf	Total BOE
Year Ended	12/31/04	1,721	13,587	4,083
	12/31/05	7,262	77,650	20,650
	12/31/06	34,019	177,106	64,555
Quarter ended	3/31/07	7,023	55,562	16,603

Results of Operations for Oil and Gas Producing Activities for the three months ended March 31, 2007 and the years ended December 31, 2006, 2005, and 2004.

The following reflects results of operations by the predecessor companies for the prior three years and ReoStar's production for the three months ended March 31, 2007.

	Three Months Ended	Years Ended December 31,
	3/31/2007	2006	2005	2004
Oil & Gas Revenue:	$814,400	$2,874,291	$1,109,199	$144,514
Gain on Sale of Working Interests
Gain on Sale of Oil & Gas Leases				26,474
Production Costs	209,308	1,295,025	623,662	15,268
Exploration Costs				800,000
Depreciation, Depletion, & Amortization	409,376	1,869,683	394,217	96,951
	195,716	(290,417)	91,320	(741,231)
Income Taxes	(68,501)	-	-	-

Results of operations for oil and gas producing activities (excluding corporate overhead and financing costs)	195,716	(290,417)	91,320	(741,231)

ITEM 8. CHANGE IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On April 30, 2007, the Board of Directors approved the dismissal of HLB Cinnamon, Jang, Willoughby & Co. as its independent registered public accounting firm and engaged Killman, Murrell & Company, P.C. to provide Auditors' Reports on the annual financial statements of the Company for the fiscal year end March 31, 2007. The Form 8-K filed on May 15, 2007 is incorporated in this Form 10KSB by reference.

There were no disagreements between us and HLB Cinnamon, Jang, Willoughby & Co., whether resolved or not resolved, on any matter of accounting principles or practices, financial statements disclosures or auditing scope and procedures, which would cause them to make reference to the subject matter of a disagreement in connection with their report from November 29, 2004 or in any subsequent interim period through April 30, 2007. On May 1, 2007, the Company provided HLB Cinnamon, Jang, Willoughby & Co. with its disclosures in this Form 8-K and requested in writing that HLB Cinnamon, Jang, Willoughby & Co. furnish the Company with a letter addressed to the Securities and Exchange Commission stating whether or not they agree with such disclosures.

ITEM 8A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures. As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in 13a-15(e) of the Securities Exchange Act of 1934, or the Exchange Act). Based on that Evaluation; our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures are effective.

ITEM 8B. OTHER INFORMATION
None.

PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

The officers and directors are listed below with a description of their experience and certain other information. Officers are appointed by our board of directors.

On February 1, 2007, Mark S. Zouvas was appointed as ReoStar Energy's Chief Executive Officer and Member of the Board of Directors nominee, Brett Bennett was appointed as Vice President of Administration and as a Member of the Board of Directors nominee, M.O. Rife III was appointed as Chairman of the Board of Directors nominee, Jean-Baptiste Heinzer was appointed as a Member of the Board of Directors nominee and Alan Rae was appointed as a Member of the Board of Directors nominee.

          There are no family relationships between the directors, executive officers, or persons nominated or chosen by the Registrant to become directors or executive officers. During the last two years, there have been no transactions, or proposed transactions, to which the Registrant was or is to be a party, had or is to have a direct or indirect material interest.

Biographies

          M. O. Rife III - Chairman of the Board (67). Mr. Rife, a founding partner in Matrix Energy Services Corporation, has been in the oil and gas industry for 45 years and involved in the drilling, completion and operating of over 3,500 wells throughout the mid-continent Region. The scion of one of Fort Worth's first independent oil and gas producers, Mr. Rife learned the business literally from the ground up and successfully launched and completed drilling programs in Louisiana, Oklahoma, and New Mexico. Mr. Rife attended Texas Christian University and began working in the oil field when he was eighteen. He worked with his father for 15 years, and then started his own company, Rife Oil Properties. He has been involved in the drilling, completion and operating of over 1,500 wells throughout the mid-continent Region. Currently Rife Oil Properties operates over 800 wells in Texas.

          Mark S. Zouvas - Chief Executive Officer (44). Mr. Zouvas has a BA from the University of California at Berkeley. As a staff auditor with Price Waterhouse, he performed services for clients in the banking and real estate industries. He was a broker and an accountant in the state of California and served as an associate producer for CBS Television early in his career. Mr. Zouvas was involved in commodities trading and served as the CFO for a professional services division in a major commodities house. He was formerly the Chief Financial Officer of a publicly traded oil and gas exploration firm and was a member of their Board of Directors. Mr. Zouvas' primary responsibilities included fund raising, investor relations and corporate compliance. He has had over fifteen years of experience in preparing investment summaries and has raised over $75 million through debt and equity offerings to investors both domestically and abroad. He currently oversees the redevelopment of JMT Resources' Corsicana Field as their Managing Partner and is involved in the acquisition of other strategic oil and gas assets.

          Scott D. Allen - Chief Financial Officer (41). Mr. Allen has a BS in accounting from Montana State University and a MBA from Texas Christian University. He is a certified public accountant and began his career with KPMG Peat Marwick in Midland, Texas. Mr. Allen has more than 17 years experience working in the oil and gas industry. Prior to joining ReoStar Energy Corporation, Mr. Allen built a successful public accounting firm.

          Brett Bennett - Vice President (41). Mr. Bennett joined Rife Energy Operating, Inc. in June of 2004 as Communications Officer serving various capacities including investor relations and regulatory reporting. He is the 4th generation of the Bennett family involved in the oil and gas industry. Prior to joining Rife Energy, Mr. Bennett built a successful employee benefits/corporate retirement solutions business in the Dallas/Ft. Worth market.

          Jean-Baptiste Heinzer- Director (38). Jean-Baptiste started his career with Caterpillar in 1994. He was then called to turn around his family's business and led it to a successful sale. He then returned to industry as business development consultant. He was a Founder of Equitys in 2002, a project management & corporate finance company. Jean-Baptiste is a graduated from the University of Lausanne business school & post graduate in Corporate Finance from the University of Geneva.

          Alan Rae - Director (48). Mr. Rae has over twenty-five years of diverse commercial experience, in the automotive, financial and service industries as a consultant, business owner and manager. As a founder and CEO of O2Diesel Corp. (AMEX -OTD), Mr. Rae has been responsible for establishing O2Diesel's position as the global leader in the development and commercialization of ethanol/diesel fuel technologies. Mr. Rae studied Mechanical Engineering in Glasgow, Scotland.

Section 16(a) Beneficial Ownership Reporting Compliance
See item 11 below.

Code of Ethics
We have adopted a Code of Ethics that applies to our principal executive officers, principal financial officer, principal accounting officer, or persons performing similar functions. A copy is available on our website, www.reostarenergy.com. We intend to disclose any amendments to or waivers of the Code of Ethics on behalf of our Chief Executive Officer, Chief Financial Officer, Controller and persons performing similar functions on our website at www.reostarenergy.com , under the Corporate Governance caption, promptly following the date of such amendment or waiver.

Audit and Compensation Committee Appointments
During the Company's annual Board of Director's meeting, M.O. Rife III, Mark S. Zouvas and Jean-Baptiste Heinzer were appointed to the audit committee. During the same meeting, Alan Rae, M.O. Rife III and Jean-Baptiste Heinzer were appointed to the compensation committee. Membership to both committees is for a term of one year.

ITEM 10. EXECUTIVE COMPENSATION

Executive Compensation

          Shown on the table below is information on the annual and long-term compensation for services rendered to the Registrant in all capacities, for the 2006, 2005, and 2004 fiscal years, paid by the Registrant to all individuals serving as the Registrant's chief executive officer or acting in a similar capacity during the last three completed fiscal years, regardless of compensation level.

		Annual Compensation			Long Term Compensation
					Awards		Payouts
Name and Principal Position	Yr.	Salary ($)	Bonus ($)	Other Annual Compensation ($)	Restricted Stock Award(s) ($)	Securities Underlying Options/SARs (#)	LTIP Payouts ($)	All Other Compensation ($)
Steve Bajic (former President & Director)	2004 2005 2006	0 2,000 36,000	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0

John Hiner (former Director)	2004 2005	0 0	0 0	0 0	0 0	0 0	0 0	0 0
	2006	0	0	0	0	0	0	0

Mark S. Zouvas (Current CEO & Director)	2007	120,000	N/A	9,000	N/A	N/A	N/A	N/A

Scott Allen (Chief Financial Officer)	2007	84,000	N/A	N/A	N/A	N/A	N/A	N/A

Brett Bennett (Current V.P. & Director)	2007	84,000	N/A	18,000	N/A	N/A	N/A	N/A

M.O. Rife III (Current Director)	2007	N/A	N/A	N/A	N/A	N/A	N/A	N/A

Jean-Baptiste Heinzer (Current Director)	2007	N/A	N/A	N/A	N/A	N/A	N/A	N/A

Alan Rae (Current Director)	2007	N/A	N/A	N/A	N/A	N/A	N/A	N/A

Officer Compensation

          Each of three officers receiving a salary from the Company executed an employment contract on whose employment is "at will," subject to applicable law, and that either the Company or the officers may terminate the respective party's employment at any time, with or without notice, for any reason or no reason whatsoever. Nothing in this Agreement shall constitute a promise of employment for any particular duration or rate of pay. The employment contracts were executed on April 2, 2007.

          Mark S. Zouvas, the Chief Executive Officer, receives a car allowance equal to $750 per month or $9,000 per annum. Mr. Zouvas did not receive a restricted stock award.

          Brett Bennett, the Vice-President, receives a car allowance equal to $1,500 per month or $18,000 per annum. On April 2, 2007, he was granted a restricted stock award equal to 400,000 shares. These shares will vest over a two-year period with 50% of the award vesting on March 31, 2008 and the remaining 50% vesting on March 31, 2009.

          Scott Allen, the Chief financial officer, was granted a restricted stock awards equal to 300,000 shares on April 2, 2007. These shares will vest over a two-year period with 50% of the award vesting on March 31, 2008 and the remaining 50% vesting on March 31, 2009.

Director Compensation

          he directors of the Registrant have voted on the compensation for their services as directors. The outside directors (Rae and Heinzer) are to been reimbursed for expenses incurred in attending board meetings plus $12,000 per annum for all outside directors. Additionally, the outside directors will receive a payment of $1,000 per meeting plus options totaling 50,000 shares of stock. The options were granted on April 2, 2007 and vest equally over a period of 3 years. Vesting will occur at the end of Company's succeeding fiscal year-ends. The Company anticipates that the outside directors will attend two board meetings per year with the remaining meetings to be held telephonically.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Common Stock Beneficially Owned
Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Common Stock
JMT Resources Ltd. (Shareholder)	15,822,750	23.2%
Benco Operating, Inc. (Shareholder)	16,041,750	23.5%
REO Energy Ltd. (Shareholder)	22,855,500	33.5%
Mark Zouvas (CEO & Director)	0¹	0%
M.O. Rife III (Director)	0²	0%
Brett Bennett (V.P. & Director)	0	0%
Jean-Baptiste Heinzer (Director)	0	0%
Alan Rae (Director)	0	0%
All directors and executive officers as a group (5 persons )	0	0%
All Shareholders as a group	54,750,000	80.2%

           There are no arrangements, known to us, including any pledge by any person of our securities, the operation of which may at a subsequent date result in a change in control of ReoStar Energy Corporation.

___________________________
¹ Mark S. Zouvas is a Managing Partner of JMT Resources Ltd. and has an ownership interest.
² M.O. Rife III is a Managing partner of REO Energy Ltd. and has an ownership interest.

           There are no arrangements or understandings among members of both the former and the new control groups and their associates with respect to election of directors or other matters.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Except as set forth above, the Company has not entered into any transaction during the last two years and it has not proposed any transaction to which the Company was or is to be a party, in which any of the following persons had or is to have a direct or indirect material interest:

•	Any director or executive officer of the Company;
•	Any nominee for election as a director;
•	Any security holder named in the "Security Ownership of Certain Beneficial Owners and "management" section above; and
•	Any member of the immediate family (including spouse, parents, children, siblings, and in-laws) of any such person.

ITEM 13. EXHIBITS

21.1	Subsidiaries of Registrant
23.1	Consent of Independent Registered Public Accounting Firm
23.2	Consent of Forest Garb & Associates
31.1	Certification by the President and CEO Pursuant to Section 302
31.2	Certification by the CFO Pursuant to Section 302
32.1	Certification by the President and CEO Pursuant to Section 906
32.2	Certification by the CFO Pursuant to Section 906

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

For the three months ended March 31, 2007, no services were performed by the principal account and no fees were recorded.

Signatures

Pursuant to the requirements of Section 13 and 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ReoStar Energy Corporation
By	s/ Mark S. Zouvas
Mark S. Zouvas Chief Executive Officer