Form 10QSB
period 2007-06-30
ReoStar Energy CORP
filed 2007-08-14
CIK 1335288

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2007.

[ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ______________to ______________.

Commission File Number 000-52316

REOSTAR ENERGY CORPORATION
Name of small business issuer in its charter

Nevada	20-8428738
(State or other jurisdiction of incorporation)	(IRS Employer Identification No.)

3880 Hulen Avenue, Fort Worth, Texas 76107
(Address of principal executive offices)

(817) 989-7367
(Registrant's telephone number)

5416 Birchman Ave, Fort Worth, Texas 76107
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
Yes [X ] No [ ]

                   Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

                   State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Class	Outstanding at August 10, 2007

Common Stock, par value $0.001 per share	79,591,310

REOSTAR ENERGY CORPORATION

INDEX
Page

PART I - FINANCIAL INFORMATION

REOSTAR ENERGY CORPORATION
PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ReoStar Energy Corporation
Consolidated Balance Sheet
June 30, 2007
(unaudited)

ASSETS
Current Assets:
Cash	$6,830,277
Accounts Receivable:
Oil and Gas	504,587
Related Party	351,092
Total Current Assets	7,685,956

Note Receivable	1,532,767

Oil and Gas Properties - successful efforts method	12,673,354
Less Accumulated Depletion and Depreciation	(3,024,565)
Oil and Gas Properties (net)	9,648,789

Other Depreciable Assets:	918,679
Less Accumulated Depreciation	(1,609)
Other Depreciable Assets (net)	917,070
Total Assets	$19,784,582

LIABILITIES
Current Liabilities:
Accounts Payable	$102,438
Payable to Related Parties	943,325
Accrued Expenses	960,531
Current Portion of Long-Term Debt	3,474,194
Total Current Liabilities	5,480,488

Notes Payable	1,690,937
Notes Payable - Related Parties	3,618,924
Less Current Portion of Notes Payable	(3,474,194)
Total Long-Term Debt	1,835,667

Deferred Tax Liability	2,418,463
Total Liabilities	9,734,618

Minority Interest in Pipeline	958,584
Commitments and Contingencies:	-
Contingent Stock Based Compensation	144,070

Stockholders' Equity
Common Stock, $.001 par,200,000,000 shares authorized 79,591,310 shares outstanding on June 30, 2007	79,591

Additional Paid-In-Capital	8,848,512
Retained Earnings	19,207
Total Stockholders' Equity	8,947,310
Total Liabilities and Stockholders' Equity	$19,784,582

See Accompanying Notes to Financial Statements

ReoStar Energy Corporation
Consolidated Statements of Operations
	Three Months Ended		Twelve Months Ended
	June 30, 2007 (unaudited)	March 31, 2007 (audited)	December 31, 2006 (audited)
Revenues
Oil and Gas Sales	$813,924	$814,400	$2,874,291
Sale of Leases	-	19,431	400,378
Other Income	65	95,388	45,771
Total Revenue	813,989	929,219	3,320,440

Costs and Expenses
Oil & Gas Lease Operating Expenses	333,521	168,346	1,131,502
Severance and Ad Valorem Taxes	48,936	40,962	163,523
Delay Rentals	43,615	-	-
Depletion & Depreciation	286,131	372,256	1,856,365
General & Administrative:	450,743	135,947	281,727
Interest, net of capitalized interest of $141,012 and $113,706 for the periods ended 6/30/2007 and 3/31/2007, respectively	-	63,321	13,660
Total Costs and Expenses	1,162,946	780,832	3,446,777

Income from continuing operations before income taxes	(348,957)	148,387	(126,337)

Income from discontinued operations:
Pipeline Income	35,277	69,156	319,093
Gain on Sale of Pipeline	2,244,349	-	-
Income from discontinued operations	2,279,626	69,156	319,093

Interest Income	23,332	55,811	-
Income Tax Provision	(683,900)	(1,421,148)	-
Net (Loss) Income	$1,270,101	$(1,147,794)	$192,756

Basic and Diluted Loss per Common Share	$0.02	$(0.02)
Weighted Average Common Shares Outstanding	76,524,026	69,616,786

Pro-Forma Earnings Per Share
Net Income			$192,756
Proforma Income Tax Expense at Statutory Rate (35%)			(67,465)
Proforma Net Income			$125,291

Proforma Weighted Average Shares Outstanding			68,129,310

Proforma Basic and Diluted Earnings Per Share			$0.00

See Accompanying Notes to Financial Statements

ReoStar Energy Corporation
(Formerly Goldrange Resources, Inc.)
Consolidated Statements of Cash Flows
	Three Months Ended		Year Ended
Operating Activities:	June 30, 2007 (unaudited)	March 31, 2007 (audited)	December 31, 2006 (audited)
Net (Loss) Income	$1,270,101	$(1,147,794)	$192,756
Adjustments to reconcile net cash from operating activities:
Income Tax Expense	683,900	1,421,148	-
Depletion, Depreciation, & Amortization	286,131	372,256	1,856,365
Note Accretion	35,000	41,487	128,334
Stock included in compensation	144,070	-	-
Changes in Operating Assets and Liabilities		-	-
Cash Overdraft	-	-	186,912
Changes in Other Assets	-	13,454	(13,455)
Changes in Accrued Liabilities	37,027	-	86,667
Change in Related Party Receivables/Payables	25,902	(516,714)	(543,483)
Changes in Other Receivables	63,389	(63,389)	2,324
Change in Revenue Receivables	(9,387)	(495,201)	86,762
Changes in Accounts Payable	(193,131)	704,151	-
Net Cash provided from operating activities	2,343,002	329,398	1,983,182
Net Cash provided (used) from discontinued operations	4,964,152	(1,479,639)	(1,770,835)
Net Cash provided (used) by operating activities and discontinued operations	7,307,154	(1,150,241)	212,347

Investing Activities:
Oil & Gas Drilling, Completing and Leasehold Acquisition Costs	(960,681)	(2,091,787)	(6,371,739)
Change in Drilling Reimbursements in Excess of Costs	-	(1,962,407)	492,160
Change in Related Party Payable related to drilling	(3,826,575)	-	2,220,498
Deposits	-	-	200,000
Investment in Other Depreciable Assets	(918,679)	-	-
Note Receivable Collections	81,451	987,022	-
Net Cash used in investing activities	(5,624,484)	(3,067,172)	(3,459,081)

Financing Activities
Notes Payable (Payments) Advances	(1,950,000)	999,667	704,466
Changes in Notes Payable Related Party	-	-	1,264,957
Net cash received from common stock subscriptions	6,885,353	3,430,000	-
Net Cash provided from financing activities.	4,935,353	4,429,667	1,969,423

Net Increase in cash	6,618,023	212,254	(1,263,552)

Cash - Beginning of the period	212,254	-	1,263,552

Cash - End of the period	$6,830,277	$212,254	$-

See Accompanying Notes to Financial Statements

ReoStar Energy Corporation
Consolidated Statements of Cash Flows
(Continued)

	Three Months Ended		Year Ended
	June 30, 2007 (unaudited)	March 31, 2007 (audited)	December 31, 2006 (audited)
Supplemental Disclosure of Cash Flow Information
Cash paid during period for:
Interest	$59,993	$73,234	$185,284

Income Taxes	-	-	-

Non Cash Investing and Financing Activities
Contribution of Note Receivable	$-	$2,601,240	$-

Contribution of Note Payable	$-	$(1,950,000)	$-

Conversion of Note Payable to Minority Interest	$-	$(1,490,000)	$-

Contribution of Related Party Receivable/Payables	$-	$651,240	$-

See Accompanying Notes to Financial Statements

REOSTAR ENERGY CORPORATION
(FORMERLY GOLDRANGE RESOURCES, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) BASIS OF PRESENTATION
The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principals for interim financial information and pursuant to the rules and regulations of the United States Securities and Exchange Commission. They do not include all information and notes required by generally accepted accounting principals for complete financial statements. However, except as disclosed, there has been no material change in the information disclosed in the notes to financial statements included in the Annual Report on Form 10-KSB of ReoStar Energy Corporation for the year ended March 31, 2007. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended June 30, 2007, are not necessarily indicative of the results that may be expected for the year ending March 31, 2008. The financial statements and notes are representations of the Company's management who are responsible for their integrity and objectivity. The Company's accounting policies conform to accounting principles generally accepted in the United States of America and have been consistently applied in the preparation of these financial statements.

(2) CAPITAL STOCK
We have authorized capital stock of 200 million shares of common stock.

The following is a schedule of changes in the number of outstanding common shares since March 31, 2007

Quarter Ended June 30, 2007
Beginning Balance	71,954,262
Private Placement shares issued	7,636,551
Shares outsanding June 30, 2007	79,590,813

We closed the private placement offering in April 2007. Shares sold via the private placement offering totaled 11,462,000 at $1.00 per share.

Each share had one warrant attached with a strike price of $1.50 per share. The warrants are scheduled to expire 2 years from the date the stock certificates are issued.

On April 1, 2007, ReoStar entered into employment contracts with certain key employees. In conjunction with the employment contracts, the company approved the issuance of 700,000 shares of restricted stock. 350,000 of the shares vest on March 31, 2008, and the balance of the shares will vest on March 31, 2009. For the quarter ended June 30, 2007, Salaries and Benefits included costs of $144,070 related to restricted stock and a liability of an equal amount was recorded as a contingent stock based compensation liability.

On April 1, 2007, ReoStar also entered into a stock option arrangement with two outside members of its board of directors. Both board members received stock options of 50,000 shares, one-third of which will vest annually on March 31 2008, 2009, and 2010. For the quarter ended June 30, 2007, other General & Administrative expenses included costs of $9,845 related to the stock options.

The estimated compensation expense related to the restricted stock grant and stock option grants for the following three year period is shown in the table below:

	Year Ending March 31
	2008	2009	2010
Restricted Stock Compensation	$581,137	$$195,336	$-
Stock Option Compensation	39,382	21,256	9,232
	$620,519	$216,592	$9,232

(3) DISCONTINUED OPERATIONS
Effective May 1, 2007 we sold our entire interest in the Tri-County Gas Gathering System. The sales price was $15,000,000. The proceeds from the sale were reduced $900,000 for outstanding capital calls. The purchase and sales agreement provided for $1.6 million of the proceeds to be escrowed for ninety days. The balance of the proceeds ($12.5 million) were received in June. The following table reflects the calculation of gain from the sale.

June 30, 2007
Total Proceeds	$15,000,000
Closing adjustment for unpaid capital calls	(900,000)
Net Proceeds	14,100,000
Basis in the pipeline	(8,827,299)
Gain on sale	$5,272,701

The following table reflects the changes to the minority interest in our investment in the pipeline for the three months ending June 30, 2007 and March 31, 2007:

	Three Months Ended June 30, 2007	Three Months Ended March 31, 2007
Minority Interest at beginning of the quarter	$4,685,301	$2,316,205

Conversion of Note Payable to Minority Interest Equity	-	1,490,000
Capital Contributions	144,446	772,820
Operating Income Allocation	48,328	106,276
Allocation of Gain on Sale	3,024,120	-
Cash Distributions	(6,943,611)	-
Minority Interest at March 31, 2007	$958,584	$4,685,301

In connection with the conversion of the note payable to minority interest equity, the joint venture partners waived the $95,338 in accrued interest related to the note. This amount has been included in other income at March 31, 2007.

(4) OTHER DEPRECIABLE ASSETS
In June 2007, ReoStar formed a wholly owned subsidiary, ReoStar Leasing, Inc. ("RLI"), a Texas corporation. RLI acquired a workover drilling rig and a swab rig near the end of June. In July, RLI began leasing the rigs to the related party operator of its Barnett Shale properties. The drilling rigs were included in other depreciable assets on June 30, 2007. The following table summarizes the other depreciable asset holdings at period end.

June 30, 2007
Workover Drilling Rig	$676,491
Swab Rig	175,000
Other	67,188
Total Other Depreciable Assets	$918,679

(5) SUBSEQUENT EVENTS
In late June, ReoStar formed a wholly owned subsidiary, ReoStar Gathering, Inc. ("RGI"), a Texas corporation. In July, RGI began oil gathering operations in our Corsicana field.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

           In addition to historical information, the following information contains forward-looking statements as defined under federal securities laws. These statements are based on current expectations, estimates and projections about the industry and markets in which ReoStar Energy Corporation operates, and management's beliefs and assumptions. Forward-looking statements are not guarantees of future performance and involve certain known and unknown risks and uncertainties that could cause actual results to differ materially from those expressed or implied by such statements. Such risks and uncertainties include, but are not limited to, changes in local, regional, and national economic and political conditions, the effect of governmental regulation, competitive market conditions, our ability to achieve expected results from our operations, our ability to obtain additional financing, and other risks detailed herein and from time to time in our SEC reports. The following discussion should be read in conjunction with the accompanying financial statements and notes thereto appearing elsewhere herein.

           Our company was incorporated in the State of Nevada on November 29, 2004 under the name of "Goldrange Resources, Inc."

           On February 1, 2007, Goldrange Resources entered into a Contribution Agreement with JMT Resources, Ltd., REO Energy, Ltd., and Benco Operating, Inc., pursuant to which Goldrange Resources acquired (1) certain assets related to oil and gas properties, and other related rights; (2) a Note Receivable from REO Energy Ltd.'s drilling contractor which is secured by the drilling rig dedicated to REO Energy Ltd.'s acreage; (3) a 30% fractional interest in a natural gas pipeline and gas gathering system; and (4) debt aggregating approximately $14,250,000 in exchange for the issuance of an aggregate of 54,750,000 shares of its common stock to the contributors.

           The contributing entities were under common control prior to the transaction, and immediately after the transactions, the former shareholders of the contributing entities owned 80.4% of the issued and outstanding stock of the company. The contribution has been accounted for as a reverse merger. Goldrange Resources, Inc. has a March 31 fiscal year end while the contributing companies each had a calendar year end.

           In order to provide comparative date throughout this quarterly report, when financial information is presented, we have provided information for the quarters ended June 30, 2007 and March 31, 2007. In addition, annual data is presented comprised of the combined predecessor companies calendar year ended December 31, 2006.

           On February 5, 2007, we changed our name to "ReoStar Energy Corporation."

Overview of Our Business
We are an independent natural gas and oil company engaged in the exploration, development and acquisition of oil and gas properties, primarily in the Mid-Continent Region of the United States.

ReoStar's development strategy is to acquire acreage position in resource plays such as the Barnett Shale in North Texas and acreage in mature oil fields that provide the opportunity to increase production through secondary or tertiary recovery techniques. Our objective is to increase reserves and production through internally generated drilling projects coupled with complementary acquisitions. Further, we evaluate various Enhanced Oil Recovery (EOR) techniques to optimize exploitation of mature oil holdings.

In June 2007, we acquired a work-over rig and a swab rig. We believe these acquisitions will allow us to significantly lower completion and operating costs by not having to procure this equipment on an hourly basis from third-party vendors.

Our website address is http://www.reostarenergy.com.

Near-Term Plans

Barnett Shale: We will bring three of the wells that were in process on June 30 online during the second quarter. We intend to begin a close proximity "cluster" re-completion and infill drilling program in our Barnett Shale properties. During the second quarter, we expect to drill 4 new wells and re-complete 4 older wells. All eight wells will be fractured using high pressure stimulation within a ten-day period and be brought online simultaneously.

Corsicana: We began injecting a polymer-surfactant solution into our pilot area in mid-June. During the second quarter we will closely monitor the injection process and expect to begin to see results during the fourth quarter of this fiscal year. We will also begin to finalize plans for the expansion of pilot project to other areas of the field we own.

Long-Term Plans

Barnett Shale: We expect to continue the cluster drilling and re-completion program through the end of our fiscal year. We will drill approximately 10 new wells and will re-complete 5-10 older wells during the third and fourth quarter of the fiscal year. Funding for program will be provided by operations and working interest partners.

We will continue to monitor the results of our new drilling and completion techniques. If the results warrant, we may acquire additional acreage near our existing production.

Corsicana: We expect to initiate phase two of the pilot project during the third and fourth quarters of this fiscal year. This phase might require another polymer mixing plant; however, we will be required to drill several new production and injection wells. Funding for this phase will be achieved partially through the Company's resources and might require additional outside capital. Management is considering its options with regards to such funding, which could be as much as $3 million, however, as the redevelopment program progresses, we expect the remaining capital requirements will be derived from the project's cash flow. There is no guarantee that such outside capital will be available to us or, if available, it will be on terms acceptable to us.

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

Industry Environment
We operate entirely within the United States, a mature region for the exploration and production of oil and gas. The size and frequency of new discoveries of oil and gas in the United States are declining, while finding and development costs are increasing.

We believe that there remain certain areas in the Mid-Continent Region which are under-explored or have not been fully explored and developed with the benefit of newly available exploration, production and reserve enhancement technology. Examples of such technology include advanced 3-D seismic processing, hydraulic reservoir fracture stimulation, advances in well logging and analysis, and enhanced oil recovery practices.

Another characteristic of a mature region is the historical exit of larger independent producers and major oil companies from such regions. These companies have ventured increasingly overseas and offshore, de-emphasizing their onshore United States assets. This movement out of mature basins with significant proven reserves has provided acquisition opportunities for well managed companies that are capable of quickly analyzing opportunities, well positioned financially to quickly close an acquisition, and have the technical expertise to generate additional value from these assets.

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

Principal Components of Our Cost Structure
• Direct Operating Expenses. These are day-to-day costs incurred to bring hydrocarbons out of the ground and to the market together with the daily costs incurred to maintain our producing properties. Such costs also include work-over repairs to our oil and gas properties not covered by insurance. To minimize and help control our costs, we acquired one work-over drilling rig and one swab rig in June of 2007.

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

•  Plugging Costs. The Corsicana field is over one hundred years old and has hundreds of abandoned well bores scattered throughout the properties. In order to properly execute our enhanced oil recovery projects, we sill plug these abandoned, well bores that have no mechanical integrity. Since the wells are shallow, we are able to plug the well bore at a cost of less than $1,500 per well.

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

• Interest. We may finance a portion of our working capital requirements and acquisitions with borrowings under a credit facility or with longer term public traded debt securities. As a result, interest expense could become a much more prevalent component of our cost structure. Currently we capitalize all interest associated with acquiring and developing our oil and gas properties.

• Depreciation, Depletion and Amortization. As a successful efforts company, we capitalize all costs associated with our acquisition and all successful development and exploration efforts, and apportion these costs to each unit of production through depreciation, depletion and amortization expense. This also includes the systematic, monthly amortization of capitalized interest.

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

Results and Analysis of Financial Condition, Cash Flows and Liquidity

During the quarter ended June 30, 2007, we sold 18,286 barrels of oil equivalent ("BOE") compared with 16,603 BOE for the previous quarter. The average price for natural gas sold during the quarter was $5.95 per MCF. The average price per barrel of oil was $62.00.

During the quarter, we sold our entire interest in the Tri-County Gas Gathering System for $14.1 million net of closing adjustments. The sale resulted in an after tax gain (net of minority interest) of approximately $1.5 million. See Note 12 of the financial statements for more detail. The 8-K filed on June 7 is incorporated herein by reference.

During fiscal quarter ended June 30, 2007, we spent $5.8 million on capital expenditures. We also raised approximately $5 million from the sale of our pipeline. Financing activities included raising $6.8 million through the sale of our stock via a private placement offering and paying down notes of $1.95 million. The private placement offering closed on April 30, 2007. In total, the Company raised approximately $11.5 million in gross proceeds from the private placement.

On June 30, 2007, we had $6.8 million in cash and total assets of $19.8 million. Debt consisted of payables to non-related parties of $2.8 million of which 1.6 million is long-term. We also had accounts and notes payables to related parties of $6 million.

Cash is required to fund capital expenditures necessary to offset inherent declines in production and reserves (which is typical in the oil and gas industry). The future success of increasing reserves and production will be dependent on capital resources available and the success of finding or acquiring additional reserves. We believe that net cash generated from operating activities and the proceeds from our private placement offering will be adequate to satisfy near-term financial obligations and liquidity needs.

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

Capital Requirements
Our primary needs for cash are for exploration and development of our Barnett Shale properties, establishing the enhanced oil recovery projects in our Corsicana properties, and the acquisition of additional oil and gas properties, both in unconventional gas plays and re-development of mature fields. During the year ended December 31, 2006, a predecessor company, REO Energy, Ltd. expended approximately $24 million on Barnett drilling projects. During the three months ended June 30, 2007 and March 31, 2007, respectively, $4.7 million and $4.5 million of capital was expended on Barnett Shale drilling projects. The Barnett Shale capital program was funded in part via the sale of working interests on a turn-key basis, resulting in a working interest for the Company. Our share of the Barnett Shale capital program was funded by cash flow from the Barnett Shale properties.

We expect to initiate phase two of the Corsicana pilot project during the third and fourth quarters of this fiscal year. This phase might require another polymer mixing plant; however, we will be required to drill several new production and injection wells. Funding for this phase will be achieved partially through the Company's resources and might require additional outside capital. Management is considering its options with regards to such funding, which could be as much as $3 million, however, as the redevelopment program progresses, we expect the remaining capital requirements will be derived from the project's cash flow. There is no guarantee that such outside capital will be available to us or, if available, it will be on terms acceptable to us.

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

Future Commitments
In addition to our capital expenditure program, we are committed to making cash payments in the future on two types of contracts: note agreements and operating leases. As of June 30, 2007, we do not have any capital leases nor have we entered into any material long-term contracts for equipment, nor do we have any off-balance sheet debt or other such unrecorded obligations.

The table below provides estimates of the timing of future payments that we are obligated to make based on agreements in place at June 30, 2007. In addition to the contractual obligations listed on the table below, our balance sheet at June 30, 2007 reflects accrued interest payable on our debt of $189,000 which is payable throughout the rest of 2007.

	Fiscal year ended March 31
	2008	2009	2010
Office Lease	111,000	150,000	132,000
Mineral Lease loans	100,000	100,000
1st State Bank Note	79,600
Related Party Notes Payable	3,294,594	324,330

We expect to refinance the $3.3 million related party note before the note becomes due.

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

At June 30, 2007, deferred tax liabilities exceeded deferred tax assets by $2.4 million. We may be challenged by taxing authorities over the amount and/or timing of recognition of revenues and deductions in our various income tax returns. Although we believe that we have adequately provided for all taxes, gains or losses could occur in the future due to changes in estimates or resolution of outstanding tax matters.

Contingent Liabilities
A provision for legal, environmental and other contingent matters is charged to expense when the loss is probable and the cost or range of costs can be reasonably estimated. Judgment is often required to determine when expenses should be recorded for legal, environmental and contingent matters. In addition, we often must estimate the amount of such losses. In many cases, our judgment is based on the input of our legal advisors and on the interpretation of laws and regulations, which can be interpreted differently by regulators and/or the courts. We monitor known and potential legal, environmental and other contingent matters and make our best estimate of when to record losses for these matters based on available information. We currently have no material accruals for contingent liabilities

ITEM 3. CONTROLS AND PROCEDURES

As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act")). Based upon this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. There was no change in our internal controls or in other factors that could affect these controls during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are currently not a party to any pending legal proceeding. From time to time, we may receive claims of and become subject to routine litigation that is incidental to the business.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

From January 2007 through May 2007, we sold to investors in a private placement transaction an aggregate of 11,462,000 units, of our securities. Of the total units issued in the private placement, 7,636,551 units were issued in the period covered by this quarterly report. Each unit consisted of one share of common stock and a warrant to purchase one share of common stock. The purchase price was $1.00 per unit and we received an aggregate of $11,462,000 in gross proceeds. The warrants have an exercise period of two years and an exercise price of $1.50 per share. The securities sold in the private placement were exempt from registration under the Securities Act of 1933, as amended, pursuant to Regulation S promulgated there under. In connection with the private placement, we filed a resale registration statement registering 11,462,000 shares of common stock issued in the private placement and 11,462,000 shares of common stock issuable pursuant to the warrants.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5. OTHER INFORMATION

Please see the information regarding the private placement set forth in Item 2 above.

ITEM 6. EXHIBITS

EXHIBIT NUMBER	DESCRIPTION

10.1	Purchase and Sale Agreement by and between ReoStar Energy Corporation and Cimmarron Gathering, LP dated June 6, 2007. (Incorporated by reference to the Form 8-K filed on June 6, 2007)

31.1	CEO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	CFO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	CEO Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	CFO Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

            In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REOSTAR ENERGY CORPORATION
August 14, 2007
By /s/ Mark S. Zouvas
Mark S. Zouvas, Chief Executive Officer

EXHIBITS INDEX
EXHIBIT NUMBER	DESCRIPTION

10.1	Purchase and Sale Agreement by and between ReoStar Energy Corporation and Cimmarron Gathering, LP dated June 6, 2007. (Incorporated by reference to the Form 8-K filed on June 6, 2007)

31.1	CEO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	CFO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	CEO Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	CFO Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002