Form 10QSB
period 2007-12-31
ReoStar Energy CORP
filed 2008-02-14
CIK 1335288

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[X]	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2007.

[ ]	Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ______________to ______________.

Commission File Number 000-52316

REOSTAR ENERGY CORPORATION
Name of small business issuer in its charter

Nevada	20-8428738
(State or other jurisdiction of incorporation Or organization)	(IRS Employer Identification No.)

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
Yes [X]   No [ ]

                   Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

                   State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Class	Outstanding at January 31, 2008

Common Stock, par value $0.001 per share	79,831,310

REOSTAR ENERGY CORPORATION

INDEX
Page

PART I - FINANCIAL INFORMATION

REOSTAR ENERGY CORPORATION
PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ReoStar Energy Corporation
(formerly Goldrange Resources, Inc.)
Consolidated Balance Sheet
December 31, 2007
(unaudited)

ASSETS
Current Assets:
Cash	$431,081
Accounts Receivable:
Oil & Gas	1,014,129
Related Party	705,888
Hedging Account	23,109
Total Current Assets	2,174,207

Note Receivable	1,405,313

Oil and Gas Properties - successful efforts method	17,464,612
Less Accumulated Depletion and Depreciation	(3,549,706)
Oil & Gas Properties (net)	13,914,906

Other Depreciable Assets:	1,475,435
Less Accumulated Depreciation	(63,435)
Other Depreciable Assets (net)	1,412,000

Investment in Carnegie Oil & Gas LLC	175,000
Total Assets	$19,081,426

LIABILITIES
Current Liabilities:
Accounts Payable	$292,479
Payable to Related Parties	250,750
Royalties Payable	48,345
Accrued Expenses	1,040,040
Current Portion of Long-Term Debt	100,000
Total Current Liabilities	1,731,614

Notes Payable	1,605,859
Notes Payable - Related Parties	3,518,924
Less Current Portion of Notes Payable	(100,000)
Total Long-Term Debt	5,024,783

Deferred Tax Liability	2,486,879
Total Liabilities	9,243,276

Commitments & Contingencies:	-
Contingent Stock Based Compensation	464,986

Stockholders' Equity
Common Stock, $.001 par,200,000,000 shares authorized and 79,831,310 shares outstanding on December 31, 2007	79,831
Additional Paid-In-Capital	9,147,072
Retained Earnings	146,261
Total Stockholders' Equity	9,373,164
Total Liabilities & Stockholders' Equity	$19,081,426

See Accompanying Notes to Consolidated Financial Statements

ReoStar Energy Corporation
(formerly Goldrange Resources, Inc.)
Consolidated Statements of Operations

	Three Months Ended		Nine Months Ended	Twelve Months Ended
	Dec. 31, 2007 (unaudited)	Sept. 30, 2007 (unaudited)	Dec. 31, 2007 (unaudited)	Dec. 31, 2006 (audited)
Revenues
Oil & Gas Sales	$1,597,018	$1,019,222	$3,430,164	$2,874,291
Sale of Leases	-	307,028	307,028	400,378
Other Income	80,989	79,367	160,421	45,771
Total Revenue	1,678,007	1,405,617	3,897,613	3,320,440

Costs and Expenses
Oil & Gas Lease Operating Expenses	667,420	469,112	1,470,053	1,131,502
Workover Expenses	16,402	22,591	38,993	-
Severance & Ad Valorem Taxes	93,378	59,947	202,261	163,523
Geologic & Geophysical	8,993	-	8,993	-
Delay Rentals	-	8,571	52,186	-
Depletion & Depreciation	254,721	332,245	873,097	1,856,365
General & Administrative:	-	-	-	281,727
Salaries & Benefits	300,393	255,371	796,733	-
Legal & Professional	210,451	121,953	490,253	-
Other General & Administrative	90,999	95,913	238,837	-
Interest, net of capitalized interest of $100,403 and $126,676 for the three months ended 12/31/2007 and 9/30/2007, respectively	-	-	-	13,660
Total Costs & Expenses	1,642,757	1,365,703	4,171,406	3,446,777

Income (Loss) from continuing operations before income taxes	35,250	39,914	(273,793)	(126,337)

Income from discontinued operations:
Pipeline Income	-	-	35,277	319,093
Gain on Sale of Pipeline	(4,389)	(7,952)	2,232,008	-
Income from discontinued operations	(4,389)	(7,952)	2,267,285	319,093

Interest Income	61,717	70,930	155,979	-
Income Tax Provision	(32,403)	(36,013)	(752,316)	-
Net Income	$60,175	$66,879	$1,397,155	$192,756

Basic and Diluted Loss per Common Share	$0.00	$0.00	$0.02
Weighted Average Common Shares Outstanding	79,831,310	79,711,310	78,484,396

Pro-Forma Earnings Per Share
Net Income				$192,756
Proforma Income Tax Expense at Statutory Rate (35%)				(67,465)
Proforma Net Income				$125,291

Proforma Weighted Average Shares Outstanding				68,129,310

Proforma Basic & Diluted Earnings Per Share				$0.00

See Accompanying Notes to Consolidated Financial Statements

ReoStar Energy Corporation
(Formerly Goldrange Resources, Inc.)
Consolidated Statements of Cash Flows

	Three Months Ended		Nine Months Ended	Year Ended
Operating Activities:	Dec. 31, 2007 (unaudited)	Sept. 30, 2007 (unaudited)	Dec. 31, 2007 (unaudited)	Dec 31, 2006 (audited)
Net Income	$60,175	$66,879	$1,397,155	$192,756
Adjustments to reconcile net income to cash from operating activities:
Deferred Income Tax Expense	32,403	36,013	752,316	-
Depletion, Depreciation, & Amortization	254,721	332,245	873,097	1,856,365
Note Accretion	-	-	-	128,334
Stock based compensation	155,535	165,381	464,986	-
Joint Venture Partner Expense	4,389	7,952	3,084,789	332,413
Gain on Sale of Pipeline	-	-	(5,272,701)	-
Changes in Operating Assets and Liabilities
Cash Overdraft	-	-	-	186,912
Changes in Other Assets	-	-	-	(13,455)
Changes in Accrued Liabilities	2,170	87,339	(390,144)	86,667
Change in Related Party Receivables/Payables	63,275	(418,070)	(328,894)	(543,483)
Changes in Other Receivables	737,913	(737,913)	63,389	2,324
Changes in Hedging Account	(23,109)	-	(23,109)	-
Changes in Royalties Payable	34,511	13,834	48,345	-
Change in Revenue Receivables	(376,830)	(132,712)	(518,929)	86,762
Changes in Accounts Payable	(480,182)	261,006	(412,307)	-
Net Cash provided (used) from operating activities	464,971	(318,046)	(262,007)	2,315,595
Net Cash provided (used) from discontinued operations	(600,046)	(362,292)	6,202,067	(2,103,248)
Net Cash provided (used) by operating activities and discontinued operations	(135,075)	(680,338)	5,940,060	212,347

Investing Activities:
Oil & Gas Drilling, Completing and Leasehold Acquisition Costs	(2,647,682)	(1,852,728)	(4,944,410)	(6,371,739)
Change in Drilling Reimbursements in Excess of Costs	-	-	-	492,160
Change in Capitalized Note Accretion	35,000	35,000	105,000	-
Change in Related Party Payable related to drilling	-	(293,993)	(4,120,568)	2,220,498
Deposits	-	-	-	200,000
Investment in Other Depreciable Assets	(102,718)	(454,038)	(1,475,435)	-
Investment in Carnegie Oil & Gas LLC	(175,000)	-	(175,000)	-
Note Receivable Collections	60,111	67,343	208,905	-
Net Cash used in investing activities	(2,830,289)	(2,498,416)	(10,401,508)	(3,459,081)

Financing Activities
Notes Payable (Payments) Advances	(75,475)	(79,603)	(2,105,078)	704,466
Changes in Notes Payable Related Party	(100,000)	-	(100,000)	1,264,957
Net cash received from common stock subscriptions	-	-	6,885,353	-
Net Cash provided (used) from financing activities.	(175,475)	(79,603)	4,680,275	1,969,423

Net Increase (Decrease) in cash	(3,140,839)	(3,258,357)	218,827	(931,139)
Cash - Beginning of the period	3,571,920	6,830,277	212,254	1,263,552
Cash - End of the period	$431,081	$3,571,920	$431,081	$332,413

See Accompanying Notes to Consolidated Financial Statements

ReoStar Energy Corporation
(Formerly Goldrange Resources, Inc.)
Consolidated Statements of Cash Flows
(Continued)

	Three Months Ended		Nine Months Ended	Year Ended
	Dec. 31, 2007 (unaudited)	Sept. 30, 2007 (unaudited)	Dec. 31, 2007 (unaudited)	Dec 31, 2006 (audited)
Supplemental Disclosure of Cash Flow Information
Cash paid during period for:
Interest	$66,789	$4,337	$127,111	$185,284

Income Taxes	$-	$-	$-	$-

Non Cash Investing and Financing Activities
Stock Based Property Acquisition	$-	$298,800	$-	$-

See Accompanying Notes to Consolidated Financial Statements

REOSTAR ENERGY CORPORATION
(FORMERLY GOLDRANGE RESOURCES, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) BASIS OF PRESENTATION
The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principals for interim financial information and pursuant to the rules and regulations of the United States Securities and Exchange Commission. They do not include all information and notes required by generally accepted accounting principals for complete financial statements. However, except as disclosed, there has been no material change in the information disclosed in the notes to financial statements included in the Annual Report on Form 10-KSB of ReoStar Energy Corporation for the year ended March 31, 2007. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended December 31, 2007 and the nine month period ended December 31, 2007, are not necessarily indicative of the results that may be expected for the year ending March 31, 2008. The financial statements and notes are representations of the Company's management who are responsible for their integrity and objectivity. The Company's accounting policies conform to accounting principles generally accepted in the United States of America and have been consistently applied in the preparation of these financial statements.

(2) CAPITAL STOCK
We have authorized capital stock of 200 million shares of common stock. There were 79,831,310 shares of common stock issued and outstanding throughout the quarter ended December 31, 2007.

On April 1, 2007, ReoStar entered into employment contracts with certain key employees. In conjunction with the employment contracts, the company approved the issuance of 700,000 shares of restricted stock. Of the 700,000 shares issued, 350,000 shares vest on March 31, 2008, and the balance of the shares will vest on March 31, 2009. For the quarter ended December 31, 2007 and the nine months ended December 31, 2007, Salaries and Benefits included stock related compensation costs of $145,689 and $435,448, respectively. For both periods, a liability of an equal amount was recorded as a contingent stock based compensation liability.

On April 1, 2007, ReoStar also entered into a stock option arrangement with two outside members of its board of directors. Both board members received stock options of 50,000 shares with a strike price of $1.11, one-third of which will vest annually on March 31 2008, 2009, and 2010. For the quarter ended December 31, 2007 and the nine months ended December 31, 2007, other General & Administrative expenses included stock option costs of $9,845 and $29,536, respectively. The estimated compensation expense related to the restricted stock grant and stock option grants for the following three year period is shown in the table below:

	Year Ending March 31
	2008	2009	2010
Restricted Stock Compensation	$581,137	$195,336	$-
Stock Option Compensation	39,382	21,256	9,232
	$620,519	$216,592	$9,232

(3) DISCONTINUED OPERATIONS
Effective May 1, 2007 we sold our entire interest in the Tri-County Gas Gathering System. The sales price was $15,000,000. The proceeds from the sale were reduced $900,000 for outstanding capital calls. The proceeds were distributed as follows: $12.5 million were distributed in June at closing with the balance of $1.6 million escrowed. Of the escrowed amount, $600,000 was released in September (90 days after closing) and the balance of $1 million was released from escrow in December 2007 (180 days after closing). Approximately $7.9 million of the net proceeds were allocable to the minority interest partners. The following table reflects the calculation of gain from the sale.
Dec. 31, 2007
Total Proceeds	$15,000,000
Closing adjustment for unpaid capital calls	(900,000)
Net Proceeds	14,100,000
Basis in the pipeline	(8,827,299)
Total Gain on sale	5,272,701
Less Allocations to Minority Interest	(3,040,693)
Gain on Sale of Pipeline	$2,232,008

(4) OTHER DEPRECIABLE ASSETS
In June 2007, ReoStar formed a wholly owned subsidiary, ReoStar Leasing, Inc. ("RLI"), a Texas corporation. RLI acquired a workover drilling rig and a swab rig near the end of June. In July, RLI began leasing the rigs to the related party operator of its Barnett Shale properties. Effective August 1, 2007, RLI acquired a service rig which was leased to the related party operator of its Corsicana properties. In December, 2007, RLI acquired several large reverse osmosis units which will be used to filter water in our Corsicana polymer flood project. The rigs and reverse osmosis units were included in other depreciable assets on December 31, 2007. The following table summarizes the other depreciable asset holdings at period end.
Dec. 31, 2007
Workover Drilling Rig	$687,777
Swab Rig	175,000
Service Rig	200,000
Reverse Osmosis Units	105,000
Office Equipment & Other	307,658
Total Other Depreciable Assets	$1,475,435

(5) PURCHASE OF LEASES
In late October, ReoStar acquired 710 acres of undeveloped minerals in the Company's core area of operations in the Barnett Shale for $213,000.

In late December, ReoStar acquired the deep rights on 223 acres in our Corsicana field for $16,702.

In December, ReoStar re-acquired working interests in 27 of its wells in the Barnett Shale properties. ReoStar paid $914,446 cash and assumed outstanding lease operating expense payables totaling $380,796 in exchange for the working interests. The effective date of the transaction was August 1, 2007.

(6) HEDGING LOSS
During the third quarter, the Company initiated its hedging program. The Company purchased put option contracts for 1,000 barrels of oil for delivery each month beginning with February 2008 through July 2008. The delivery price varied from $83.50 per barrel to $88.00 per barrel. The put options are marked to market at the end of each quarter. For the quarter ended December 31, 2007, the mark to market adjustment resulted in an unrealized loss of $6,891.

(7) SUBSEQUENT EVENTS
Effective January 24, 2008, the Company obtained $550,000 line of credit from its bank. The line of credit matures January 15, 2009, is secured by the Company's equipment, and bears interest at Wall Street Journal prime rate.

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

During the third quarter, we initiated a hedging program to minimize our downside price risk on oil prices. We purchased put options for 1,000 barrels of oil for six months beginning with February 2008 delivery through August 2008 delivery. The strike price of the put options ranges from $83.50 through $88.00 per barrel. We expect to continue the hedging program through the fourth quarter and expect to purchase put options for September through December 2008 delivery during the quarter.

Barnett Shale: We completed our second "cluster" of wells in December, 2007. This cluster was comprised of 4 new wells that were drilled and completed during the quarter and 5 older wells that were re-completed. All nine of the wells were fractured in December within a ten-day period using high pressure stimulation. At the end of the year, all the new drills were in flow-back and were brought online during January and early February, 2008. During the fourth quarter, we expect to drill and complete a cluster of 5 new wells and 4 older wells (re-completions). We also expect to begin drilling two wells which will be part of a cluster that will be completed during the first quarter of the next fiscal year. All wells within a cluster will be fractured using high pressure stimulation within a seven-day period and be brought online simultaneously.

Corsicana: We began injecting a polymer-surfactant solution into our pilot area in mid-June. During the third quarter we injected a total of approximately 600 barrels of the polymer-surfactant solution in 6 injection wells per day. Pressures have slowly been increasing and we have begun to see incremental increases in production in two of the seven producer wells. We will continue to closely monitor the injection process and expect to see continuing improvement in results during the third and fourth quarter of this fiscal year.

We have begun to permit and plan the drilling of the next 13 wells for the second stage of the pilot project. We will begin drilling the wells in mid-February. We also plan to drill 3 deeper exploratory wells in the acreage we acquired in December. Two wells will be drilled in the Pecan Gap formation and the third well will be drilled in the Glen Rose formation.

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

Results and Analysis of Financial Condition, Cash Flows and Liquidity
During the quarter ended December 31, 2007, we sold approximately 9,200 barrels of oil compared with 7,775 barrels of oil for the previous quarter, an increase of approximately 18%. Of the oil sold, approximately 550 barrels were attributable to working interests repurchased in December. Excluding the oil attributable to the working interest repurchase, we sold approximately 8,650 barrels of oil, an increase of approximately 11%. In addition to the 9,200 barrels of oil produced and sold during the quarter, we sold 363 barrels of oil produced in the prior quarter attributable to the working interest repurchased in December.

We sold approximately 89,250 mcf of gas for the quarter ended December 31, 2007 compared with 82,030 mcf of gas for the previous quarter, an increase of approximately 9%. Of the gas sold, approximately 15,000 mcf was attributable to working interests repurchased in December. Excluding the gas attributable to the working interest repurchase, we sold approximately 84,500 mcf of gas, an increase of approximately 3%. In addition to the 89,250 mcf of gas produced and sold during the quarter, we sold 10,437 mcf of gas produced in the prior quarter attributable to the working interest repurchased in December.

The average price for natural gas sold during the quarter was $6.46 per MCF net of transportation, compression and CO2 charges compared with $6.71 per MCF for the previous quarter. The average price per barrel of oil was $94.48 compared with $71.50 per barrel during the previous quarter.

Oil and gas revenues for the quarter ended December 31, 2007 were $1,597,018, compared with $1,019,222 during the previous quarter, an increase of 56%. Revenues attributable to the working interest repurchase totaled approximately $250,000, of which, approximately $82,000 was attributable to production from the prior quarter. Revenues excluding the effect of the working interest repurchase totaled approximately $1,350,000, an increase of 32% over the previous quarter.

During the fiscal quarter ended December 31, 2007, we spent approximately $2.75 million on capital expenditures. For the nine months ended December 31, 2007 we spent approximately $10.5 million on capital expenditure, of which approximately $4.1 million related to drilling costs incurred prior to the February 1, 2007 contribution of assets.

On December 31, 2007, we had $0.4 million in cash and total assets of $19 million. Debt consisted of payables to non-related parties of $3.0 million, of which, 1.6 million is long-term. We also had accounts and notes payables to related parties of $3.8 million.

During the third quarter we retained an investment banking firm to assist us in securing $20 million in financing. We expect the $20 million will be split between a long-term credit facility and convertible preferred stock. Of the $20MM, approximately $4.5MM will be used to refinance existing debt and approximately $13.3MM will be used to fund drilling and the purchase of additional leasehold. The balance of the $20MM will be used for transaction costs and general corporate purposes. We expect to complete the offering in the fourth quarter and anticipate drawing down approximately one-half of the total financing during the fourth quarter.

Cash is required to fund capital expenditures necessary to offset inherent declines in production and reserves (which is typical in the oil and gas industry). The future success of increasing reserves and production will be dependent on capital resources available and the success of finding or acquiring additional reserves. We believe that net cash generated from operating activities and the proceeds from our debt and convertible preferred stock offering will be adequate to satisfy near-term financial obligations and liquidity needs.

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

Based on current projections and oil and gas futures prices, the balance of the 2007 capital program is expected to be funded with internal cash flow and the proceeds of our debt and convertible preferred stock offering.

Capital Requirements
Our primary needs for cash are for exploration and development of our Barnett Shale properties, establishing the enhanced oil recovery projects in our Corsicana properties, and the acquisition of additional oil and gas properties, both in unconventional gas plays and mature fields. During the year ended December 31, 2006, a predecessor company, REO Energy, Ltd. expended approximately $24 million on Barnett drilling projects. During the nine months ended December 31, 2007 $12.3 million of capital was expended on Barnett Shale drilling projects. Our working interest partners contributed approximately $8.9 for the nine months ended December 31, 2007 toward the Barnett Shale drilling costs. Our retained working interests in the Barnett Shale development program were funded by cash flow from the Barnett Shale properties and cash on hand.

We have initiated phase two of the Corsicana pilot project and we expect to expand the project during the next fiscal year. We plan to drill more than eighty-eight wells, one-third of which will be injection wells, over the next six quarters. This phase will require at least one additional polymer mixing plant. Funding for this phase will be achieved partially through the Company's resources and additional outside capital. Management is considering its options with regards to such funding, which could be as much as $15 million. As the redevelopment program progresses, we expect the remaining capital requirements will be derived from the project's cash flow. There is no guarantee that such outside capital will be available to us or, if available, it will be on terms acceptable to us.

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

Future Commitments
In addition to our capital expenditure program, we are committed to making cash payments in the future on two types of contracts: note agreements and operating leases. As of December 31, 2007, we have no capital leases nor have we entered into any material long-term contracts for equipment, nor do we have any off-balance sheet debt or other such unrecorded obligations.

The table below provides estimates of the timing of future payments that we are obligated to make based on agreements in place at December 31, 2007. In addition to the contractual obligations listed on the table below, our balance sheet at December 31, 2007 reflects accrued interest payable on our debt of $275,239.

	Fiscal year ended March 31,
	2008	2009	2010
Office Lease	$111,000	$150,000	$132,000
Mineral Lease Loans	$100,000	$-	$-
Related Party Notes Payable	$-	$3,518,924	$-

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

At December 31, 2007, deferred tax liabilities exceeded deferred tax assets by $2.5 million. We may be challenged by taxing authorities over the amount and/or timing of recognition of revenues and deductions in our various income tax returns. Although we believe that we have adequately provided for all taxes, gains or losses could occur in the future due to changes in estimates or resolution of outstanding tax matters.

Contingent Liabilities
A provision for legal, environmental and other contingent matters is charged to expense when the loss is probable and the cost or range of costs can be reasonably estimated. Judgment is often required to determine when expenses should be recorded for legal, environmental and contingent matters. In addition, we often must estimate the amount of such losses. In many cases, our judgment is based on the input of our legal advisors and on the interpretation of laws and regulations, which can be interpreted differently by regulators and/or the courts. We monitor known and potential legal, environmental and other contingent matters and make our best estimate of when to record losses for these matters based on available information. We currently have no material accruals for contingent liabilities.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS

EXHIBIT NUMBER	DESCRIPTION

10.1	Purchase and Sale Agreement by and between ReoStar Energy Corporation and United Texas Petroleum, Inc. dated December 4, 2007. (Incorporated by reference to the Form 8-K filed on December 7, 2007)
31.1	CEO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	CFO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	CEO Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	CFO Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

           In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REOSTAR ENERGY CORPORATION
February 14, 2007
By /s/ Mark S. Zouvas
Mark S. Zouvas, Chief Executive Officer

EXHIBITS INDEX

EXHIBIT NUMBER	DESCRIPTION

10.1	Purchase and Sale Agreement by and between ReoStar Energy Corporation and United Texas Petroleum, Inc. dated December 4, 2007. (Incorporated by reference to the Form 8-K filed on December 7, 2007)
31.1	CEO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	CFO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	CEO Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	CFO Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002