Form 10KSB
period 2008-03-31
ReoStar Energy CORP
filed 2008-07-15
CIK 1335288

UNITED STATES
SECURITIES AND EXCHANGE
COMMISSION
Washington, D.C. 20549

FORM 10-KSB

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2008

Commission file number 000-26139

REOSTAR ENERGY CORPORATION
(Name of small business issuer in its charter)

Nevada	20-8428738
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

3880 Hulen St., Ste 500, Fort Worth, TX	76107
(Address of principal executive offices))	(Zip Code)

Issuer's telephone number: 817-989-7367

Securities registered under Section 12(b) of the Exchange Act:
None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, $.001 par value
(Title of class)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ☐

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Revenue for the fiscal year ended March 31, 2008 is $5,490,331 and the aggregate market value of the voting stock held by non-affiliates of the registrant based on the closing bid price of such stock as of March 31, 2008 amounted to $15,487,172.

The number of shares outstanding of the registrant's common stock as of March 31, 2008 was 80,181,310 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the proxy statement for the registrant's 2008 annual meeting of shareholders to be filed with the SEC within 120 days after the end of the fiscal year ended March 31, 2008 are incorporated by reference in Part III of this Form 10-KSB.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

REOSTAR ENERGY CORPORATION
FORM 10-KSB ANNUAL REPORT
FISCAL YEAR ENDED MARCH 31, 2008
TABLE OF CONTENTS

Disclosures Regarding Forward-Looking Statements

Certain information included in this report, other materials filed or to be filed with the Securities and Exchange Commission (the "SEC"), as well as information included in oral statements or other written statements made or to be made by us contain or incorporate by reference certain statements (other than statements of historical fact) that constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. When used herein, the words "budget," "budgeted," "assumes," "should," "goal," "anticipates," "expects," "believes," "seeks," "plans," "estimates," "intends," "projects" or "targets" and similar expressions that convey the uncertainty of future events or outcomes are intended to identify forward-looking statements. Where any forward-looking statement includes a statement of the assumptions or bases underlying such forward-looking statement, we caution that while we believe these assumptions or bases to be reasonable and to be made in good faith, assumed facts or bases almost always vary from actual results and the difference between assumed facts or bases and the actual results could be material, depending on the circumstances. It is important to note that our actual results could differ materially from those projected by such forward-looking statements. Although we believe that the expectations reflected in such forward-looking statements are reasonable and such forward-looking statements are based upon the best data available at the date this report is filed with the SEC, we cannot assure you that such expectations will prove correct. Factors that could cause our results to differ materially from the results discussed in such forward-looking statements include, but are not limited to, the following: the factors described in Item 1 of this report under the heading "Risk Factors," production variance from expectations, volatility of oil and gas prices, hedging results, the need to develop and replace reserves, the substantial capital expenditures required to fund operations, exploration risks, environmental risks, uncertainties about estimates of reserves, competition, litigation, government regulation, political risks, our ability to implement our business strategy, costs and results of drilling new projects, mechanical and other inherent risks associated with oil and gas production, weather, availability of drilling equipment and changes in interest rates. All such forward-looking statements in this document are expressly qualified in their entirety by the cautionary statements in this paragraph, we do not undertake, and specifically disclaim any obligation, to update or revise such statements to reflect new circumstances or unanticipated events as they occur, and we urge readers to review and consider disclosures we make in this and other reports that discuss factors germane to our business, including our reports on Forms 10-KSB, 10-QSB, and 8-K subsequently filed from time to time with the SEC.

PART I
ITEM 1. DESCRIPTION OF BUSINESS

General

We are engaged in the exploration, development and acquisition of oil and gas properties, primarily located in the state of Texas. We seek to increase oil and gas reserves and production through internally generated drilling projects, coupled with complementary acquisitions.

At year-end 2008, a certified engineering firm valued our proven reserves at $425,445,500, which reflects the present value of our future net cash flows from reserves before income taxes, discounted at 10 percent.

At year-end 2008, we owned approximately 20,000 gross (16,250 net) acres of leasehold, which includes 16,000 acres of exploratory and developmental prospects as well as 4,000 acres of enhanced oil recovery prospects. We have built a multi-year inventory of drilling projects and drilling locations and currently have enough acreage to sustain several years of drilling.

ReoStar was incorporated in Nevada on November 29, 2004 under the name Goldrange Resources, Inc. In February of 2007 we changed our name to ReoStar Energy Corporation.

Our corporate offices are located at 3880 Hulen Street, Suite 500, Fort Worth, Texas 76107. Our telephone number is (817) 989-7367.

Business Strategy

Our objective is to build shareholder value by establishing and consistently growing our production and reserves with a strong emphasis on cost control and risk mitigation. Our strategy is (1) to control operations of all our leases via our affiliated operating companies, (2) to acquire and develop leasehold in key regional resource development plays while utilizing existing infrastructure and engaging in long-term drilling and development programs, and (3) to acquire leasehold in mature fields and implement enhanced oil recovery programs.

Significant Accomplishments in Fiscal Year 2008

• Leasehold Acquisition and Development:

•	Barnett Shale. Our main area of interest in the Barnett Shale play is located in the "oil window" of the Barnett in southwest Cooke County, Texas. We sold approximately 1,475 net acres outside our main area of interest and acquired bolt-on acreage of approximately 710 gross acres (approximately 533 net acres) contiguous to the acreage we hold in Cooke County.

We drilled, completed, and began production in twelve wells and drilled another seven wells that we anticipate will be completed in the first quarter of fiscal year 2009. Additionally, we repurchased working interests in 30 wells at a cost of approximately $1.8 million.

We identified zones up-hole in most of our existing wells that show significant hydro-carbon producing potential in addition to the proven reserves located in the Barnett Shale interval. In February, we successfully moved up-hole from the Barnett and re-completed one well into the Forestburg limestone formation. The re-completed well had an IP of 40 barrels of oil and 50 mcf gas per day at a cost of approximately $50,000.

•	Corsicana Enhanced Oil Recovery (EOR) Project. We began injecting surfactant polymer in our pilot project in mid-June 2007. The initial results have been positive. Average daily production in the pilot project increased by 50% for the fourth quarter when compared to pre-pilot production for the first quarter of the fiscal year. We have initiated the second phase of our polymer flood program and as of the date of this filing have drilled 12 new wells in an area immediately south to our injection facility adjacent to the pilot wells. To date, we have injected over 162,000 bbls of a polymer-surfactant solution into our pilot acreage and expanded the area to include an additional 100 acres. We have also drilled 1 of 4 planned and permitted deep exploration wells with our working interest partner and expect to drill the remaining three during the second quarter of fiscal year 2009.

•	Fayetteville Shale Mineral Interests. We have decided to sell our acreage in Fayetteville Shale as it lies outside of our geographic area of interest.

•	Tri-County Gas Gathering System. In June 2007, we sold our interest in the Tri-County Gas Gathering System for a gain of approximately $2.2 million. The 8-k filed on June 7, 2007 is incorporated herein by reference.

•  Concentrate in Core Operating Areas. We currently focus in one region: the Southern Mid-continent region of the United States (which includes the Barnett Shale of North Central Texas, and our Corsicana Enhanced Oil Recovery prospect in East Central Texas). Concentrating our drilling and producing activities in these core areas allows us to develop the regional expertise needed to interpret specific geological and operating trends and develop economies of scale. Operating developmental projects (such as our Barnett Shale prospects) and Enhanced Oil Recovery prospects in the same core area allows us to achieve reserve growth, balance our portfolio between oil and natural gas, and minimize some of the operational risks inherent in our industry, while leveraging the benefits of the existing infrastructure.

•  Manage Our Risk Exposure. We continue to sell a portion of the working interests in the development wells we drill. Currently, we sell our working interests on a turnkey basis, which helps us to save costs. Due to our focus on controlling costs, we are able to extend economic considerations to not only our third-party working interest investors, but to ourselves in the form of a higher retained interest.

Plans for fiscal year 2009

Barnett Shale

Our drilling budget for the Barnett acreage is $20.5 million for fiscal year 2009. The drilling budget will allow us to complete the seven wells that were in process at year-end and drill and complete 30 more wells in our main area of interest in Cooke County. We will retain up to 60% working interest in the new wells. We expect to fund the drilling with the proceeds of a debt facility, proceeds from the sale of up to 40% working interest in each well on a turnkey basis, and cash flow.

We expect to re-complete at least 20 wells in up-hole zones in fiscal year 2009 at an average cost for our working interest of approximately $50,000 per well. We expect to fund the entire re-completions out of cash flow.

Corsicana

We began drilling the second stage of the surfactant-polymer project in the first quarter. A total of 13 new wells are in the process of being drilled, of which four wells will be injectors and nine will be producers. The expansion will continue the drilling pattern established whereby each injector has approximately four producers surrounding it (inverted five-spot drilling pattern). To date, 12 of the second stage wells have been drilled and the Company is in the process of adding pumps to facilitate the increase in volume of surfactant -polymer being injected. The Company also intends to add an alkali to its injection solution, which will help stabilize clays existent in the formation and improve the sweep efficiency of the flood.

We expect to begin drilling Phase III of the surfactant-polymer project in October and continue with additional development during the third quarter of the fiscal year. We expect to drill as many as 36 additional wells by the end of the fiscal year.

We have acquired deeper rights on several leases and plan to drill up to 4 exploratory wells in the area. We plan to drill three wells in the Pecan Gap formation and one well in the Glen Rose formation. We have mitigated the exploration risk associated with drilling these deeper wells by selling a 50% working interests in each of these wells to our industry partner.

All of the planned tertiary project wells are shallow (800 ft.), and cost approximately $60,000 each to drill and complete. Total capital expenditure budget for fiscal 2009 for the Corsicana project is $3.5 million. The budget will be funded primarily with proceeds from a debt facility.

Production, Revenues and Price History

The following table sets forth information regarding oil and gas production, and revenues.

	March 31,	December 31,
Years Ending	2008	2006	2005
Production
Oil (Bbl)	33,602	34,607	8,965
Gas (Mcf)	351,538	199,282	94,358
Total (BOE)	92,192	67,821	24,691

Revenues
Crude Oil	$2,704,468	$1,772,649	$555,097
Gas	2,197,604	1,101,642	554,102
Total	4,902,072	2,874,291	1,109,199

Average Sale Price (per BOE)	$53.17	$42.38	$44.92

(a) Natural Gas was converted to BOE at the rate of 1 barrel equals 6 MCF.

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

Employees

Non-publicly traded affiliates operate our oil and gas properties. The affiliated operating companies are owned and managed by ReoStar shareholders that collectively own more than 50% of our stock. As of April 1, 2008, the aggregate number of employees and affiliated employees totaled 46.

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

Available Information

We maintain an internet website under the name "www.reostarenergy.com." Information contained on or connected to our website is not incorporated by reference into this Form 10-KSB and should not be considered part of this report or any other filing that we make with the SEC. We make available, free of charge, on our website, the annual report on Form 10-KSB, quarterly reports on Form 10-QSB, current reports on Form 8-K and amendments to those reports, as soon as reasonably practicable after providing such reports to the SEC. Also, our Code of Ethics is available on our website and in print to any stockholder who provides a written request to Investor Relations at 3880 Hulen Street, Suite 500, Fort Worth, Texas 76107.

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

Effective February 1, 2007 three entities contributed certain assets to Goldrange Resources, Inc. ("Goldrange") in exchange for stock. The contributing entities were under common control prior to the transaction, and immediately after the transactions, the former shareholders of the contributing entities owned 80.4% of the issued and outstanding stock of Goldrange. The contribution was accounted for as a reverse merger, therefore, all assets are carried on the balance sheet at historical cost. The predecessor entities kept accounting records based on a calendar year end. However, Goldrange's year end was March 31. Therefore, for prior years, all data presented reflects data using a calendar year end.

Marketing and Customers

We market nearly all of our oil and gas production from the properties we operate for both our interest and that of the other working interest owners and royalty owners. All of our gas produced from the Barnett Shale is sold pursuant to a gas contract with Copano Field Services/North Texas LLC. The contract expires May 31, 2017 and provides for two stages of gathering fees. For all wells in production through December 31, 2010, a gathering fee of $0.55 per mcf is assessed against our revenue. Thereafter, for all wells in production as of December 31, 2010, no gathering fee will be assessed. Currently, none of our gas is sold under long-term fixed price contracts. Our Barnett oil is currently sold to Cimmarron Gathering, LP under a month to month contract until such time as either party cancels by providing thirty (30) days advance written notice to the other party of intent to cancel. The contract pays Platts plus minus $1.00 based on Plains - North Texas Sweet posted price.

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

In the third quarter we initiated a hedging program. We purchased oil put contracts of 1,000 barrels per month through September 2008. The hedging program was intended to protect downside price risk in the oil markets. Both oil and gas markets have recently experienced a significant increase in pricing. We expect to implement a more comprehensive hedging program during this fiscal year with unaffiliated third parties for portions of our production to achieve more predictable cash flows and to reduce our exposure to down-side price risk.

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

For additional information, see "Risk Factors".

Governmental Regulation

Federal, state and local laws and regulations substantially affect our operations. In particular, oil and gas production and related operations are, or have been, subject to price controls, taxes and numerous other laws and regulations. All of the jurisdictions in which we own or operate producing crude oil and natural gas properties have statutory provisions regulating the exploration for and production of crude oil and natural gas, including provisions related to permits for the drilling of wells, bonding requirements in order to drill or operate wells, the location of wells, the method of drilling and casing wells, the surface use and restoration of properties upon which wells are drilled, and the abandonment of wells. Our operations are also subject to various conservation laws and regulations. These include the regulation of the size of drilling and spacing units or proration units, the number of wells which may be drilled in an area, and the unitization or pooling of crude oil and natural gas wells, generally prohibit the venting or flaring of natural gas, and impose certain requirements regarding the ratability or fair apportionment of production from fields and individuals wells.

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

Failure to comply with applicable laws and regulations can result in substantial penalties. The regulatory burden on the industry increases the cost of doing business and affects profitability. Although we believe we are in substantial compliance with all applicable laws and regulations, such laws and regulations are frequently amended or reinterpreted. Therefore, we are unable to predict the future costs or impact of compliance. Congress, the states, the FERC, and the courts regularly consider additional proposals and proceedings that affect the oil and gas industry. We cannot predict when or whether any such proposals may become effective.

Environmental Matters

Our operations are subject to stringent federal, state and local laws governing the discharge of materials into the environment or otherwise relating to environmental protection. Numerous governmental departments such as the Environmental Protection Agency ("EPA") issue regulations to implement and enforce such laws, which are often difficult and costly to comply with and which carry substantial civil and criminal penalties for failure to comply. These laws and regulations may require the acquisition of a permit before drilling commences, restrict the types, quantities and concentrations of various substances that can be released into the environment in connection with drilling, production and transporting through pipelines, limit or prohibit drilling activities on certain lands lying within wilderness, wetlands, frontier and other protected areas, require some form of remedial action to prevent pollution from former operations such as plugging abandoned wells, and impose substantial liabilities for pollution resulting from operations. In addition, these laws, rules and regulations may restrict the rate of production. The regulatory burden on the oil and gas industry increases the cost of doing business, affecting growth and profitability. Changes in environmental laws and regulations occur frequently, and changes that result in more stringent and costly waste handling, disposal or clean-up requirements could adversely affect our operations and financial position, as well as the industry in general. We believe we are in substantial compliance with current applicable environmental laws and regulations. Although we have not experienced any material adverse effect from compliance with environmental requirements, there is no assurance that this will continue. We did not have any material capital or other non-recurring expenditures in connection with complying with environmental laws or environmental remediation matters during fiscal year ended 2008, nor do we anticipate that such expenditures will be material in fiscal year ended 2009.

The Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA"), known as the "Superfund" law, imposes liability, without regard to fault or the legality of the original conduct, on certain classes of persons who are considered to be responsible for the release of a "hazardous substance" into the environment. These persons include owners or operators of the disposal site or sites where the release occurred and companies that disposed of or arranged for the disposal of the hazardous substances at the site where the release occurred. Under CERCLA, such persons may be subject to joint and several liabilities for the costs of cleaning up the hazardous substances that have been released into the environment, for damages to natural resources and for the costs of certain health studies. Furthermore, although petroleum, including crude oil and natural gas, is not a "hazardous substance" under CERCLA, at least two courts have ruled that certain wastes associated with the production of crude oil may be classified as "hazardous substances" under CERCLA and that such wastes may therefore give rise to liability under CERCLA. Beyond CERCLA, state laws regulate the disposal of oil and gas wastes, and periodically new state legislative initiatives are proposed that could have a significant impact on us. In addition, it is not uncommon for neighboring landowners and other third parties to file claims for personal injury and property damages allegedly caused by the release of hazardous substances or other pollutants into the environment pursuant to environmental statutes, common law or both.

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

RISK FACTORS

We are subject to various risks and uncertainties in the course of our business. The following summarizes some, but not all, of the risks and uncertainties that may adversely affect our business, financial condition or results of operations.

Volatility of oil and natural gas prices significantly affects our cash flow and capital resources and could hamper our ability to produce oil and gas economically.

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

Hedging transactions may limit our potential gains and involve other risks.

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

Information concerning our reserves and future net reserve estimates is uncertain.

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

If oil and natural gas prices decrease or exploration efforts are unsuccessful, we may be required to take write-downs of our oil and natural gas properties.

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

Our business is subject to operating hazards and environmental regulations that could result in substantial losses or liabilities.

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

We are subject to financing and interest rate exposure risks.

Our business and operating results can be harmed by factors such as the availability, terms of and cost of capital, increases in interest rates or a reduction in credit rating. These changes could cause our cost of doing business to increase, limit our ability to pursue acquisition opportunities and place us at a competitive disadvantage.

Many of our current and potential competitors have greater resources than we have and we may not be able to successfully compete in acquiring, exploring and developing new properties.

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

The demand for field services and their ability to meet that demand may limit our ability to drill and produce our oil and natural gas properties.

Due to current industry demands, well service providers and related equipment and personnel are in short supply. This will result in escalating prices, the possibility of poor services coupled with potential damage to down-hole reservoirs and personnel injuries. Such pressures will likely increase the actual cost of services, extend the time to secure such services and add costs for damages due to accidents sustained from the over use of equipment and inexperienced personnel.

The oil and natural gas industry is subject to extensive regulation.

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

Acquisitions are subject to the risks and uncertainties of evaluating reserves and potential liabilities and may be disruptive and difficult to integrate into our business.

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

In addition, there is intense competition for acquisition opportunities in our industry. Competition for acquisitions may increase the cost of, or cause us to refrain from, completing acquisitions. Our acquisition strategy is dependent upon, among other things, our ability to obtain debt and equity financing and, in some cases, regulatory approvals. Our ability to pursue our acquisition strategy may be hindered if we are not able to obtain financing on terms acceptable to regulatory approvals or us.

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

Our success depends on key members of our management and our ability to attract and retain experienced technical and other professional personnel.

Our success is highly dependent on our management personnel. The loss of one or more of these individuals could have a material adverse effect on our business. Furthermore, competition for experienced technical and other professional personnel is intense. If we cannot retain our current personnel or attract additional experienced personnel, our ability to compete could be adversely affected.

Our future success depends on our ability to replace reserves that we produce.

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

New technologies may cause our current exploration and drilling methods to become obsolete.

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

Our business depends on oil and natural gas transportation facilities, most of which are owned by others.

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

Indebtedness could limit our ability to successfully operate our business.

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

Any failure to meet our debt obligations could harm our business, financial condition and results of operations.

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

We exist in a litigious environment.

Any constituent could bring suit or allege a violation of an existing contract. This action could delay when operations can actually commence or could cause a halt to production until the courts resolve such alleged violations. Not only could we incur significant legal and support expenses in defending our rights, planned operations could be delayed which would impact our future operations and financial condition. Such legal disputes could also distract management and other personnel from their primary responsibilities.

Common stockholders will be diluted if additional shares are issued.

We may incur debt that provides for a conversion to equity. Additionally, we may issue stock as consideration for additional property acquisitions. If we issue additional shares of our common stock in the future, it may have a dilutive effect on our current outstanding stockholders.

Dividend limitations.

Our ability to pay dividends may be limited by covenants imposed under future debt arrangements.

Our financial statements are complex.

Due to accounting rules, our financial statements continue to be complex, particularly with reference to hedging, asset retirement obligations, equity awards, and deferred taxes. We expect such complexity to continue and possibly increase.

Our stock price may be volatile and you may not be able to resell shares of our common stock at or above the price you paid.

The price of our common stock fluctuates significantly, which may result in losses for investors. To date our stock has been lightly traded, with the average daily volume being quite low. The low trading volume may prevent you from liquidating your position in our stock quickly. Additionally, the low trading volume may contribute significantly to price volatility. We expect our stock to be subject to fluctuations as a result of a variety of factors, including factors beyond our control. These include:

•	changes in oil and natural gas prices;
•	variations in quarterly drilling, re-completions, acquisitions and operating results;
•	changes in financial estimates by securities analysts;
•	changes in market valuations of comparable companies;
•	additions or departures of key personnel; or
•	future sales of our stock.

We may fail to meet expectations of our stockholders or of securities analysts at some time in the future, and our stock price could decline as a result.

ITEM 2. DESCRIPTION OF PROPERTIES

The information below summarizes certain data for our core operating areas for the year ended March 31, 2008. Segment reporting is not applicable to us as we have a single company-wide management team that administers all properties as a whole rather than by discrete operating segments. We track only basic operational data by area. We do not maintain complete separate financial statement information by area. We measure financial performance as a single enterprise and not on an area-by-area basis.

We conduct drilling, production and field operations in the Barnett Shale of North Central Texas, the Corsicana field of East Central Texas, and the Fayetteville Shale of Central Arkansas.

Barnett Shale

We have drilled and own interests in 59 completed wells, all of which are operated by Rife Energy Operating, Inc., a non-publicly traded affiliate. Our average working interest is 40%, and our average net revenue interest is 30 percent. We have approximately 6,500 gross (5,800 net) acres under lease, the majority of which is not classified as proven.

Proved developed producing reserves were 739 MBOE, and proved developed non-producing reserves were 698 MBOE. The majority of the proved developed non-producing reserves represented the reserves associated with the 7 wells that were drilled, but were not yet completed. Total proved developed reserves at March 31, 2008 were 1,437 MBOE. Total proven, undeveloped reserves were 2,642 MBOE.

At March 31, 2008, we had a Barnett Shale development inventory of more than 250 drilling locations and 17 proven re-completions. Development projects include re-completions and infill drilling (current field rules provide for 20 acre spacing).

Corsicana Field

We own interests in 67 producing well bores and 199 inactive wells. All of our properties in Corsicana are operated by Texas MOR, Inc, a non-publicly traded affiliate. Our average working interest is 95%, and our average net revenue interest is 76%. Currently, the active wells produce an average of 37 barrels of oil per day. We commenced flooding on our polymer pilot in June of 2007. Production in the polymer pilot wells during the fourth quarter increased by 50% when compared to production on those well before the polymer flood began.

The oil reserves in the field are fairly shallow with depths of less than 1,000 feet. While this field has been producing for more than one hundred years, several engineering studies have estimated that more than 80% of the original reserves still remain in place or approximately 100 MMBO. We believe the Polymer flood will allow us to achieve a marked increase in production volumes and give us the ability to prove larger reserves estimates.

There are many alternative reservoirs between 1000 and 7000 feet, which are being evaluated for optimal exploitation. The company feels that there are tremendous opportunities in the multiple zones within this range and it plans on attempting to produce from each one. Currently, the Company has scheduled four exploration wells into two of these zones, the Pecan Gap and the Glen Rose formations. The Company has secured co-financing for these wells from an industry partner who has purchased a 50% working interest in each of these deep wells.

In addition to the Polymer flood, we are evaluating optional EOR techniques including the use of steam and fire floods. Working in conjunction with New Mexico State University and funded from a federal grant program, we will jointly study the reservoir dynamics of the field to determine which enhanced oil recovery technique will optimize the recoverable reserves.

As of March 31, 2008, total proved developed reserves were 430 MBOE and proved undeveloped reserves totaled 10,393 MBOE.

East Texas Properties

We own interest in 4 leases in eastern Texas and western Louisiana. Our average working interest is 50% and our average net revenue interest is 40%.

As of March 31, 2008, total proved developed reserves were 9 MBOE and proved undeveloped reserves totaled 9 MBOE.

Fayetteville Shale

We own 6,450 net acres in the Fayetteville Shale located in Arkansas. The leasehold interests are not contiguous and we expect to sell the acreage during fiscal year 2009. No wells have been drilled on this acreage and no reserve values have been assigned to the leasehold interests.

Proven Reserves

At year-end 2008, the independent petroleum-consulting firm of Forrest Garb and Associates reviewed our reserves. These engineers were selected for their geographic expertise and their history in engineering enhanced oil recovery prospects similar to our Corsicana properties. At March 31, 2008, these consultants reviewed 100% of our proved reserves.

All estimates of oil and gas reserves are subject to uncertainty. The following table sets forth the estimated proven reserves in barrel of oil equivalents, estimated future net revenues from proved reserves, the present value of those net revenues and the expected benchmark prices used in projecting them (in thousands except prices):

Reserves	Barnett Shale	Corsicana Field	E. Texas Field	Total
Proved Developed (MBOE)	1,437	430	9	1,876
Proved Undeveloped (MBOE)	2,642	10,393	9	13,044
Total Proven Reserves at March 31, 2008	4,079	10,823	18	14,920

Estimated Future Net Revenues (M$)	175,177	754,202	669	930,048

Present Value of Future Net Revenues (M$)	89,447	335,509	489	425,445

Benchmark Pricing
Natural Gas per mcf	$9.86
Crude Oil per barrel	$101.54

Future net revenues represent projected revenues from the sale of proved reserves net of production and development costs (including operating expenses and production taxes). Such calculations, prepared in accordance with Statement of Financial Accounting Standards No. 69, "Disclosures about Oil and Gas Producing Activities," are based on costs and prices in effect at March 31, 2008. There can be no assurance that the proved reserves will be produced within the periods indicated and prices and costs will not remain constant. There are numerous uncertainties inherent in estimating reserves and related information and different reservoir engineers often arrive at different estimates for the same properties. No estimates of our reserves have been filed with or included in reports to another federal authority or agency since year-end.

Wells are classified as crude oil or natural gas according to their predominant production stream.

The day-to-day operations of oil and gas properties are the responsibility of the operator designated under pooling or operating agreements. The operator supervises production, maintains production records, employs or contracts for field personnel and performs other functions. An operator receives reimbursement for direct expenses incurred in the performance of its duties as well as monthly per-well producing and drilling overhead reimbursement at rates customarily charged by unaffiliated third parties. The charges customarily vary with the depth and location of the well being operated. Our operators are affiliated with ReoStar and are owned by shareholders who own more than 15% of our issued and outstanding common stock.

Undeveloped Acreage Expirations

A significant amount of our Barnett Shale acreage is not yet held by production. However, due to our planned drilling schedules and lease renewal provisions, we due not anticipate significant leasehold expirations during the next two years.

Our Corsicana properties and east Texas properties are held by production. Our Fayetteville acreage has an initial five-year term with an option for an additional five years. We have not drilled any wells in the Fayetteville Shale.

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

Our headquarters are located at 3880 Hulen St, Suite 500, Fort Worth, Texas. We lease approximately one-half of the 12,000 square feet of office space under a sublease with the remaining half occupied by our affiliated operating entities, each of which contribute to the costs of leasing and maintenance of the leasehold, pro-rata to their respective usage. The term of the sub-lease is three years, and we pay rent at a rate of $1 per square foot, per month. Our administrative and office facilities are suitable for their respective uses.

ITEM 3. LEGAL PROCEEDINGS

We do not know of any material, active or pending legal proceedings against us, nor are we involved as a plaintiff in any material proceedings or pending litigation.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of our security holders during the fourth quarter of 2008.

PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is currently quoted for trading on Over-the-Counter Bulletin Board (OTCBB) maintained by the Financial Industry Regulatory Authority (FINRA) under the symbol "REOS". There was no active market or any trading volume with respect to the shares of our common stock in the periods prior to the quarter ended December 31, 2006.

The following table sets forth the high and low closing sale price of our common stock, as reported by the National Association of Securities Dealers Composite for each quarter during the past two fiscal years.

Fiscal 2008	High	Low
June 30, 2007	$1.28	$1.05
September 30, 2007	$1.30	$1.02
December 31, 2007	$1.42	$0.80
March 31, 2008	$1.04	$0.62

Fiscal 2007	High	Low
June 30, 2006	$Nil	$Nil
September 30, 2006	$Nil	$Nil
December 31, 2006	$1.26	$0.05
March 31, 2007	$1.33	$0.95

Holders of Record

On March 31, 2008, there were approximately 80 holders of record of our common stock.

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

Recent Sales of Unregistered Securities

In April 2007, we issued 350,000 shares of restricted common stock pursuant to employment agreements with certain of the Company's officers. The shares were issued pursuant to Section 4(2) of the Securities Act.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion is intended to assist you in understanding our business and results of operations together with our present financial condition. This section should be read in conjunction with Item 6, "Selected Financial Data", the financial statements and the accompanying notes included elsewhere in this Form 10-KSB.

Statements in our discussion may be forward-looking. These forward-looking statements involve risks and uncertainties. We caution that a number of factors could cause future production, revenues and expenses to differ materially from our expectations. See "Disclosures Regarding Forward-Looking Statements" at the beginning of this Annual Report and "Risk Factors" in Item 1 for additional discussion of some of these factors and risks.

Overview of Our Business

We are an independent natural gas and oil company engaged in the acquisition, development, and exploration of oil and gas properties, primarily in Texas. Our objective is to build a balanced portfolio consisting of oil and gas producing properties and reserves in both resource (developmental) and enhanced oil recovery (redevelopment) plays. We will expand reserves through internally generated drilling projects coupled with complementary acquisitions.

Our revenues, profitability and future growth depend substantially on prevailing prices for oil and gas and on our ability to find, develop and acquire oil and gas reserves that are economically recoverable. Our profitability depends upon our ability to control operations of our oil and gas assets.

We have a single company-wide management team that administers all properties as a whole rather than by independent operating segments. We track only basic operational data by area and we do not maintain complete separate financial statement information by area. We measure financial performance as a single enterprise and not on an area-by-area basis.

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

We believe that there remain certain areas in the southern Mid-continent region which are under-explored or have not been fully explored and developed with the benefit of newly available exploration, production and reserve enhancement technology. Examples of such technology include advanced 3-D seismic processing, hydraulic reservoir fracture stimulation, advances in well logging and analysis, and enhanced oil recovery practices.

Another characteristic of a mature region is the historical exit of larger independent producers and major oil companies from such regions. These companies, searching larger new discoveries, have ventured increasingly overseas and offshore, de-emphasizing their onshore United States assets. This movement out of mature basins by larger companies has provided acquisition opportunities for companies like ours that are capable of quickly analyzing opportunities, well positioned financially to quickly close an acquisition, and have the technical expertise to generate additional value from these assets.

In other situations, larger independent producers and major integrated oil companies have allowed smaller companies the opportunity to explore and develop reserves on their undeveloped acreage through joint ventures and farm-in arrangements.

We believe the acquisition market for natural gas properties has become extremely competitive as producers vie for additional production and expanded drilling opportunities. Acquisition values have reached historic highs and we expect these values to remain high in the near future. We expect drilling and service costs pressures to increase, resulting in higher finding and development costs. In addition, we expect lease-operating expenses to continue to rise as producers are forced to make operational enhancements to maintain production in aging fields.

Crude oil and natural gas are commodities. The price that we receive for the crude oil and natural gas we produce is largely a function of market supply and demand. Demand for natural gas in the United States has increased dramatically over the last ten years. Demand is impacted by general economic conditions, estimates of gas in storage, weather and other seasonal conditions, including hurricanes and tropical storms. Demand for crude oil has also increased over the last ten years while the increase in supply has not increased proportionately resulting in a tight market. Market conditions involving over or under supply of crude oil and natural gas can result in substantial price volatility. Historically, commodity prices have been volatile and we expect the volatility to continue in the future. A substantial or extended decline in oil and gas prices or poor drilling results could have a material adverse effect on our financial position, results of operations, cash flows, quantities of oil and gas reserves that may be economically produced and our ability to access capital markets.

We derive our revenues from the sale of crude oil and natural gas that is produced from our properties. Revenues are a function of the volume produced and the prevailing market price at the time of sale. The price of oil and natural gas is the primary factor affecting our revenues.

Principal Components of Our Cost Structure

•  Direct Operating Expenses. These are day-to-day costs incurred to bring hydrocarbons out of the ground and to the market together with the daily costs incurred to maintain our producing properties. Such costs also include work-over repairs to our oil and gas properties not covered by insurance. To minimize and help control our costs, we acquired a work-over drilling rig and a swab rig in June of 2007.

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

•  General and Administrative Expenses. Overhead, including payroll and benefits for our corporate staff, costs of maintaining our headquarters, costs of finding our working interest partners, costs of managing our production and development operations, audit and other professional fees and legal compliance are included in general and administrative expense. General and administrative expense includes stock-based compensation expense (non-cash) associated with the adoption of SFAS No. 123(R), amortization of restricted stock grants as part of employee compensation.

•  Interest. We carry minimum levels of debt, but in the future, we may finance a portion of our working capital requirements and acquisitions with borrowings under a credit facility or with longer-term public traded debt securities. As a result, interest expense could become a much more prevalent component of our cost structure.

•  Depreciation, Depletion and Amortization. As a successful efforts company, we capitalize all costs associated with our acquisition and all successful development and exploration efforts, and apportion these costs to each unit of production through depreciation, depletion and amortization expense. This also includes the systematic, monthly depreciation of our oilfield equipment assets.

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

Results and Analysis of Financial Condition, Cash Flows and Liquidity

During the fiscal year ended March 31, 2008, we drilled and completed 12 wells in our Barnett Shale project. At year-end, there were seven wells drilled and awaiting completion. ReoStar retained an average working interest in these wells of 44.5% at a total net investment of $7.1 million. The following chart summarizes pertinent reserve information for our Barnett Shale properties at March 31, 2008 and March 31, 2007:

	Discounted Cash Flows @ 10%			Net Reserves (MBOE)
	2008	2007	% Change	2008	2007	% Change
Proved Developed	$37,209,260	$7,781,890	478.2%	1,437	426	337.0%
Proved Undeveloped	52,238,110	2,323,380	2248.4%	2,642	409	646.4%
	$89,447,370	$10,105,270	885.2%	4,079	835	488.4%

We began injecting surfactant polymer in the pilot project in June 2007. Production responded positively with monthly production for the fourth quarter on the pilot increasing by 50% when compared to the pre-injection production. We began the permitting process for the second stage of the pilot and expect to complete the pilot expansion and to begin injection during the second quarter of the next fiscal year. The following chart summarizes pertinent reserve information for our Corsicana properties at March 31, 2008 and March 31, 2007.
	Discounted Cash Flows @ 10%			Net Reserves (MBOE)
	2008	2007	% Change	2008	2007	% Change
Proved Developed	$14,799,080	$1,104,080	1340.4%	430	106	406.4%
Proved Undeveloped	320,710,090	169,758,910	188.9%	10,394	11,302	-8.0%
	$335,509,170	$170,862,990	196.4%	10,823	11,408	-5.1%

The average price per barrel of oil during the fiscal year was $80.48 compared with $52.10 for the twelve months ended December 31, 2006. The average price realized per thousand cubic feet (MCF) of gas produced during the fiscal year was $6.25 compared with $6.19 for the twelve months ended December 31, 2006.

Oil and gas production for the year increased 36% to a total of 92,193 BOE compared with 67,821 for the twelve months ended December 31, 2006. Oil and gas revenue for the year increased 70% to a total of $4.9 million compared to $2.9 million for the twelve months ended December 31, 2006. Net income for the fiscal year was $796,000 compared to $193,000 for the twelve months ended December 31, 2006.

During fiscal year ended March 31, 2008, our cash provided from operations was $300 thousand, and we invested $11 million on capital expenditures. Financing activities provided net cash of $4.7 million. The offering closed on April 30, 2007. The Company raised a total of $10.3 million in net proceeds from the private placement, of which $6.9 million was raised during the fiscal year ended March 31, 2008.

On March 31, 2008, we had $592,000 in cash and total assets of $21.3 million. Debt consisted of payables to non-related parties of $2.7 million, of which $1.65 million were long-term note payables. We also had accounts and notes payables to related parties of $5.7 million.

Cash is required to fund capital expenditures necessary to offset inherent declines in production and reserves, which is typical in the oil and gas industry. Future success in growing reserves and production will be highly dependent on capital resources available and the success of finding or acquiring additional reserves. We are in the process of securing a credit facility, and we believe that the proceeds from such a credit facility and the net cash generated from operating activities will be adequate to satisfy financial obligations and liquidity needs over the next 12-18 months.

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

Cash Flow

Our principal sources of cash are net cash generated by oil and gas operations, the sale of a portion of the working interest in our Barnett Shale drilling projects, and the issuance of equity or debt securities. Our operating cash flow is highly dependent on oil and gas prices.

Based on current projections and oil and gas futures prices, the 2009 capital program is expected to be funded with internal cash flow and a planned credit facility.

Capital Requirements

Our primary needs for cash are for exploration and development of our Barnett Shale properties, establishing the enhanced oil recovery projects in our Corsicana properties, and the acquisition of additional oil and gas properties, both in unconventional gas plays and re-development of mature fields. During the year ended December 31, 2006, a predecessor company, REO Energy, Ltd. expended approximately $24 million on Barnett drilling projects. During the three months ended March 31, 2007, $4.5 million of capital was expended on Barnett Shale drilling projects, and during the fiscal year ended March 31, 2008, $18.2 million of capital was expended on Barnett Shale drilling projects. For fiscal year 2008, $12.2 million of the capital program was funded via the sale of working interests on a turnkey basis. The balance of the Barnett Shale capital program was funded by cash flow from operations and the proceeds of the private placement.

We repurchased working interests in several of our Barnett properties during fiscal year 2008 for a total cost of $1.4 million. The resulting increase in undiscounted cash flow on our March 31, 2008 reserve report was approximately $4.8 million.

Our capital expenditure budget for fiscal year 2009 is $25 million. Of this, $20.5 million is budgeted for drilling in the Barnett Shale, $1 million is budget for up-hole re-completions in our Barnett wells, and $3.5 million is budgeted for the Corsicana surfactant polymer project expansion. Our capital expenditure budget will be funded by a planned credit facility and cash flow from the properties.

Cautionary Statement: There can be no assurance that we will be successful in raising capital through a credit facility or otherwise. Even if we are successful in raising capital through the sources specified, there can be no assurances that any such financing would be available in a timely manner or on terms acceptable to our current shareholders and us. Additional equity financing could be dilutive to our then existing shareholders, and any debt financing could involve restrictive covenants with respect to future capital raising activities and other financial and operational matters.

Future Commitments

In addition to our capital expenditure program, we are committed to making cash payments in the future on two types of contracts: note agreements and operating leases. As of March 31, 2008, we do not have any capital leases nor have we entered into any material long-term contracts for equipment, nor do we have any off-balance sheet debt or other such unrecorded obligations.

The table below provides estimates of the timing of future payments that we are obligated to make based on agreements in place at March 31, 2008. In addition to the contractual obligations listed on the table below, our balance sheet at March 31, 2008 reflects accrued interest payable on our debt of $109,000 which is payable throughout the rest of 2008.

	Fiscal Year Ending March 31
	2009	2010	2011
Office Lease -	150,000	160,000	131,525
Mineral Lease loans	72,000	-	-
Related Party Notes	325,000	3,195,000	-
Construction Loan	15,000	16,000	16,000

Off-Balance Sheet Arrangements

We do not currently utilize any off-balance sheet arrangements to enhance liquidity and capital resource position, or for any other purpose.

Inflation and Changes in Prices

Our revenues, the value of our assets and our ability to obtain bank loans or additional capital on attractive terms have been and will continue to be affected by changes in oil and gas prices and the costs to produce our reserves. Oil and gas prices are subject to significant fluctuations that are beyond our ability to control or predict. Although certain of our costs and expenses are affected by general inflation, inflation does not normally have a significant effect on our business. In a trend that began in 2004 and accelerated during 2007 and 2008, commodity prices for oil and gas increased significantly. The higher prices have led to increased activity in the industry and, consequently, rising costs. These costs trends have put pressure not only on our operating costs but also on our capital costs.

Management's Discussion of Critical Accounting Estimates

Our discussion and analysis of our financial condition and results of operations are based upon consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of our financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at year-end and the reported amounts of revenues and expenses during the year. We base our estimates on historical experience and various other assumptions that we believe are reasonable; however, actual results may differ.

Certain accounting estimates are considered to be critical if (a) the nature of the estimates and assumptions is material due to the level of subjectivity and judgment necessary to account for highly uncertain matters or the susceptibility of such matters to changes; and (b) the impact of the estimates and assumptions on financial condition or operating performance is material.

Oil and Gas Properties

To ensure the reliability of our reserve estimates, we engage independent petroleum consultants to prepare an estimate of proved reserves. Proved the SEC defines reserves as those volumes of crude oil, condensate, natural gas liquids and natural gas that geological and engineering data demonstrate with reasonable certainty are recoverable from known reservoirs under existing economic and operating conditions. Proved developed reserves are volumes expected to be recovered through existing wells with existing equipment and operating methods. Although our engineers are knowledgeable of and follow the guidelines for reserves established by the SEC, the estimation of reserves requires engineers to make a significant number of assumptions based on professional judgment. Reserve estimates are updated at least annually and consider recent production levels and other technical information. Estimated reserves are often subject to future revisions, which could be substantial, based on the availability of additional information, including: reservoir performance, new geological and geophysical data, additional drilling, technological advancements, price and cost changes and other economic factors. Changes in oil and gas prices can lead to a decision to start-up or shut-in production, which can lead to revisions to reserve quantities. Reserve revisions in turn cause adjustments in the depletion rates utilized by us. We cannot predict what reserve revisions may be required in future periods.

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

Deferred Taxes

We are subject to income and other taxes in all areas in which we operate. When recording income tax expense, certain estimates are required because income tax returns are generally filed many months after the close of a calendar year, tax returns are subject to audit, which can take, years to complete and future events often impact the timing of when income tax expenses and benefits are recognized. We have deferred tax assets relating to tax operating loss carry forwards and other deductible differences. We routinely evaluate deferred tax assets to determine the likelihood of realization. A valuation allowance is recognized on deferred tax assets when we believe that certain of these assets are not likely to be realized. In determining deferred tax liabilities, accounting rules require OCI to be considered, even though such income or loss has not yet been earned.

At year-end 2008, deferred tax liabilities exceeded deferred tax assets by $2.2 million. We may be challenged by taxing authorities over the amount and/or timing of recognition of revenues and deductions in our various income tax returns. Although we believe that we have adequately provided for all taxes, gains or losses could occur in the future due to changes in estimates or resolution of outstanding tax matters.

Contingent Liabilities

A provision for legal, environmental and other contingent matters is charged to expense when the loss is probable and the cost or range of costs can be reasonably estimated. Judgment is often required to determine when expenses should be recorded for legal, environmental and contingent matters. In addition, we often must estimate the amount of such losses. In many cases, our judgment is based on the input of our legal advisors and on the interpretation of laws and regulations, which can be interpreted differently by regulators and/or the courts. We monitor known and potential legal, environmental and other contingencies and make our best estimate of when to record losses for these matters based on available information. Although we continue to monitor all contingencies closely, particularly our outstanding litigation, we currently have no material accruals for contingent liabilities.

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

/s/ Killman. Murrell & Company. P. C.
Killman, Murrell & Company, P.C.
Odessa, Texas
July 14,2007

ReoStar Energy Corporation
(formerly Goldrange Resources, Inc.)
Consolidated Balance Sheets
	March 31, 2008	March 31, 2007
ASSETS
Current Assets:
Cash	$592,665	$212,254
Accounts Receivable:
Oil & Gas - Related Party	868,406	495,200
Other	-	63,389
Inventory	4,748	-
Hedging Account	13,062	-
Discontinued Operations - Assets Net of Liabilities	-	4,005,567
Total Current Assets	1,478,881	4,776,410

Note Receivable	1,355,228	1,614,218

Oil and Gas Properties - successful efforts method	17,832,931	11,712,673
Less Accumulated Depletion and Depreciation	(4,139,337)	(2,740,044)
Oil & Gas Properties (net)	13,693,594	8,972,629

Other Depreciable Assets:	1,641,806	-
Less Accumulated Depreciation	(121,113)	-
Other Depreciable Assets (net)	1,520,693	-

Other Related Party Receivable	80,395	70,395
Leasehold Held for Sale	1,680,813	-
Investment in Equity Method Investment	142,395	-
Total Assets	$19,951,999	$15,433,652

LIABILITIES
Current Liabilities:
Accounts Payable	$103,479	$509,540
Notes Payable to Related Parties	324,330	324,330
Payable to Related Parties	1,547,136	3,379,069
Royalties Payable	57,485	-
Accrued Expenses	857,887	889,857
Accrued Expenses - Related Parties	171,788	23,646
Current Portion of Long-Term Debt	14,960	5,093,864
Total Current Liabilities	3,077,065	10,220,306

Notes Payable	1,647,769	3,605,937
Notes Payable - Related Parties	3,194,594	3,294,594
Other Related Party Payables	490,840	880,261
Less Current Portion of Notes Payable	(14,960)	(5,093,864)
Total Long-Term Debt	5,318,243	2,686,928

Deferred Tax Liability	2,163,183	1,734,563
Total Liabilities	10,558,491	14,641,797

Commitments & Contingencies:
Contingent Stock Based Compensation	214,976	-

Stockholders' Equity
Common Stock, $.001 par,200,000,000 shares authorized and 80,181,310 and 71,954,262 shares outstanding on March 31, 2008 and 2007, respectively	80,181	71,954

Additional Paid-In-Capital	9,553,346	1,970,795
Retained Deficit	(454,995)	(1,250,894)
Total Stockholders' Equity	9,178,532	791,855
Total Liabilities & Stockholders' Equity	$19,951,999	$15,433,652

See Accompanying Notes to Consolidated Financial Statements

ReoStar Energy Corporation
(formerly Goldrange Resources, Inc.)
Consolidated Statements of Operations
	Three Months Ended		Fiscal Year Ended	Twelve Months Ended
	March 31, 2008 (unaudited)	March 31, 2007	Mar. 31, 2008	Dec. 31, 2006
Revenues
Oil & Gas Sales	$1,471,908	$814,400	$4,902,072	$2,874,291
Sale of Leases	-	19,431	307,028	400,378
Other Income	113,919	95,388	281,231	45,771
	1,585,827	929,219	5,490,331	3,320,440

Costs and Expenses
Oil & Gas Lease Operating Expenses	655,208	168,346	2,125,261	1,131,502
Workover Expenses	317,349	-	356,342	-
Severance & Ad Valorem Taxes	116,524	40,962	318,785	163,523
Geologic & Geophysical	-	-	8,993	-
Delay Rentals	-	-	52,186	-
Plugging Costs & Expired Leases	290,959	-	290,959	-
Depletion & Depreciation	647,309	468,540	1,520,406	1,940,354
General & Administrative:	-	135,947	-	281,727
Salaries & Benefits	308,052	-	1,104,785	-
Legal & Professional	86,196	-	584,765	-
Other General & Administrative	101,489	-	332,009	-
Interest, net of capitalized interest of $120,208 and $113,706 for the three months ended March 31, 2008, and March 31, 2007, respectively and $488,299 and $420,230 for the years ended March 31, 2008 and December 31, 2006, respectively	-	63,321	-	13,660
	2,523,086	877,116	6,694,491	3,530,766

Interest Income	54,959	55,811	210,938	-
Hedging Loss	(10,047)	-	(16,938)	-
Loss on Equity Method Investments	(32,605)	-	(32,605)	-

Income (Loss) from continuing operations before income taxes and discontinued operations	(924,952)	107,914	(1,042,765)	(210,326)

Income Tax Provision	323,695	(1,363,244)	364,930	-

Income from discontinued operations, net of income taxes:
Pipeline Income	-	107,536	22,930	403,082
Gain on Sale of Pipeline	-	-	1,450,805	-
Income from discontinued operations	-	107,536	1,473,735	403,082
Net Income (Loss)	$(601,257)	$(1,147,794)	$795,900	$192,756

Basic & Diluted Loss per Common Share	$(0.01)	$(0.02)	$0.01
Weighted Average Common Shares Outstanding	79,831,310	69,616,786	78,800,618

Pro-Forma Earnings Per Share
Net Income				$192,756
Proforma Income Tax Expense at Statutory Rate (35%)				(67,465)
Proforma Net Income				$125,291

Proforma Weighted Average Shares Outstanding				68,129,310
Proforma Basic & Diluted Earnings Per Share				$0.00

See Accompanying Notes to Consolidated Financial Statements

ReoStar Energy Corporation
(Formerly Goldrange Resources, Inc.)
Consolidated Statements of Stockholders' Equity (Deficit)

Common Stock
Number of Shares	Amount	Paid-In Capital	Retained Deficit	Total
Combined Equities of Merged Companies December 31, 2005	68,129,310	$68,129	$(921,301)	$(829,935)	$(1,683,107)

Net Income 2006	-	-	-	192,756	192,756

Balance, December 31, 2006	68,129,310	68,129	(921,301)	(637,179)	(1,490,351)

Sale of Common Stock	3,824,952	3,825	3,426,175	-	3,430,000

Change in Tax Status of Two Merged Companies	-	-	(534,079)	534,079	-

Net Loss 2007	-	-	-	(1,147,794)	(1,147,794)

Balance, March 31, 2007	71,954,262	71,954	1,970,795	(1,250,894)	791,855

Sale of Common Stock	7,637,048	7,637	6,877,717	-	6,885,354

Common Stock Issued for Wilson Energy Acquisition	240,000	240	298,560	-	298,800

Common Stock Issued for Employee Compensation	350,000	350	406,274	-	406,624

Net Income 2008	-	-	-	795,900	795,900

Balance, March 31, 2008	80,181,310	$80,181	$9,553,346	$(454,994)	$9,178,533

See Accompanying Notes to Consolidated Financial Statements

ReoStar Energy Corporation
(formerly Goldrange Resources, Inc.)
Consolidated Statements of Cash Flows
	Three Months Ended		Fiscal Year Ended	Year Ended
Operating Activities:	Mar. 31, 2008 (unaudited)	Mar. 31, 2007	Mar. 31, 2008	Dec 31, 2006
Net Income	$(601,257)	$(1,147,794)	$795,900	$192,756
Adjustments to reconcile net income to cash from operating activities:
Deferred Income Tax Expense	(323,695)	1,421,148	428,620	-
Depletion, Depreciation, & Amortization	647,308	468,540	1,520,406	1,940,355
Expired Leases	280,400	-	280,400	-
Note Accretion	-	41,487	-	128,334
Stock based compensation	156,614	-	621,600	-
Loss on Equity Method Investment	32,605	-	32,605	-
Joint Venture Partner Expense	-	106,276	3,084,789	332,413
Gain on Sale of Pipeline	-	-	(5,789,382)	-
Cost of Leases Sold	-	-	105,885	-
Changes in Operating Assets and Liabilities
Cash Overdraft	-	-	-	186,912
Changes in Other Assets	-	13,454	-	(13,455)
Changes in Accrued Liabilities	(182,153)	-	(55,616)	86,667
Change in Inventory	(4,748)	-	(4,748)	-
Change in Related Party Receivables/Payables	366,237	(516,714)	37,343	(543,483)
Changes in Other Receivables	-	(63,389)	63,389	2,324
Changes in Hedging Account	10,047	-	(13,062)	-
Changes in Royalties Payable	9,140	-	57,485	-
Change in Revenue Receivables	145,723	(495,201)	(373,206)	86,762
Changes in Accounts Payable	(80,597)	704,151	(492,906)	-
Net Cash provided (used) from operating activities	455,624	531,958	299,502	2,399,585
Net Cash provided (used) from discontinued operations	-	(1,682,199)	6,202,067	(2,173,479)
Net Cash provided (used) by operating activities and discontinued operations	455,624	(1,150,241)	6,501,569	226,106

Investing Activities:
Oil & Gas Drilling, Completing and Leasehold Acquisition Costs	(219,665)	(2,091,787)	(5,269,960)	(6,371,739)
Change in Drilling Reimbursements in Excess of Costs	-	(1,962,407)	-	492,160
Change in Capitalized Note Accretion	35,000	-	140,000	-
Change in Related Party Payable related to drilling	-	-	(4,120,568)	2,220,498
Deposits	-	-	-	200,000
Investment in Other Depreciable Assets	(166,370)	-	(1,641,805)	-
Investment in Equity Method Investment	-	-	(175,000)	-
Note Receivable Collections	50,085	987,022	258,990	-
Net Cash used in investing activities	(300,950)	(3,067,172)	(10,808,343)	(3,459,081)

Financing Activities
Notes Payable (Payments) Advances	6,910	999,667	(2,098,168)	704,466
Changes in Notes Payable Related Party	-	-	(100,000)	1,264,957
Net cash received from common stock subscriptions	-	3,430,000	6,885,353	-
Net Cash provided (used) from financing activities.	6,910	4,429,667	4,687,185	1,969,423
Net Increase (Decrease) in cash	161,584	212,254	380,411	(1,263,552)
Cash - Beginning of the period	431,081	-	212,254	1,263,552
Cash - End of the period	$592,665	$212,254	$592,665	$-

See Accompanying Notes to Consolidated Financial Statements

ReoStar Energy Corporation
(formerly Goldrange Resources, Inc.)
Consolidated Statements of Cash Flows
(Continued)

	Three Months Ended		Fiscal Year Ended	Year Ended
	Mar. 31, 2008 (unaudited)	Mar. 31, 2007	Mar. 31, 2008	Dec 31, 2006
Supplemental Disclosure of Cash Flow Information
Cash paid during period for:
Interest	$81,482	$73,234	$204,217	$185,284

Income Taxes	$-	$-	$-	$-

Non Cash Investing and Financing Activities

Stock Based Property Acquisition	$-	$-	$298,800	$-

Contribution of Note Receivable	$-	$2,601,240	$-	$-

Contribution of Note Payable	$-	$(1,950,000)	$-	$-

Conversion of Note Payable to Minority Interest	$-	$(1,490,000)	$-	$-

Contribution of Related Party Receivable/Payable	$-	$651,240	$-	$-

Vested Stock Based Compensation	$406,624	$-	$406,624	$-

See Accompanying Notes to Consolidated Financial Statements

REOSTAR ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Effective February 1, 2007 three entities under common control contributed certain assets and liabilities to Goldrange Resources, Inc. ("Goldrange") in exchange for stock. The contribution was accounted for as a reverse merger. Goldrange had a fiscal year end of March 31, while the contributing entities had calendar year ends. The merged company elected to retain the March 31 fiscal year end. In order to provide a full twelve month period for comparability, the accompanying financial statements reflect results from operations and cash flows for the twelve month periods ended March 31, 2008 and December 31, 2006. For the year ended December 31, 2006, the statements of operations and cash flows include combined amounts applicable to the three entities for the respective years. There were no material intercompany transactions between these entities. See Footnote 3 for more details.

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

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, ReoStar Leasing, Inc. and ReoStar Gathering, Inc. Intercompany accounts and transactions have been eliminated in consolidation.

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

Allowance for Doubtful Accounts
We regularly review our accounts receivable for quality of accounts receivable. Other than related party receivables, we accrue a provision for doubtful accounts equal to 20% of any accounts receivable balance that has aged more than one hundred twenty (120) days. As of March 31, 2008, we had no accounts receivable balances over the 120 day threshold, therefore, no allowance for doubtful accounts has been accrued.

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

The carrying value of capitalized oil and gas property costs is compared annually to the future net revenues attributed to the related proved developed oil and gas reserves. Such costs are reduced to the extent they exceed the future net revenues of the related proved developed oil and gas reserves. Oil and gas reserve information and other required disclosures related to oil and gas operations has been omitted, due to the limited revenues derived from such activity

Our policy is to minimize risks associated with drilling exploratory wells by selling most of the working interest associated with each particular well on a turn-key basis (up to 80% of the working interest may be sold). The proceeds are credited to the net book value of the property. In the event the proceeds from selling the working interest exceed the total cost of acquiring the leasehold and drilling the well, we record the net proceeds in excess of cost as gain on the sale of oil and gas properties.

Gain or loss is recognized from the sale of any interest of proven developed properties.

Depreciation
The workover, service, and swab rigs are depreciated using the straight-line method over the estimated useful life of 10 years. Computer equipment is depreciated using the straight-line method over the estimated useful life of 3 years. All other equipment is depreciated using the straight-line method over 5 years.

Interest Expense
ReoStar capitalizes interest expense related to the financing obtained to acquire and develop oil and gas properties. Capitalized interest is amortized on a straight-line basis over a ten year period.

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

Contingencies
Certain conditions may exist as of the date the financial statements are issued, which may result in a loss to the Company but which will only be resolved when one of more future events occur or fail to occur. The Company's management and its legal counsel assess such contingent liabilities, and such assessment inherently involves an exercise of judgment. In assessing loss contingencies related to legal proceedings that are pending against the Company or unasserted claims that may result in such proceedings, the Company's legal counsel evaluates the perceived merits of any legal proceedings or unasserted claims as well as the perceived merits of t he amount of relief sought or expected to be sought therein.

If the assessment of a contingency indicates that it is probable that a material loss has been incurred and the amount of the liability can be estimated, the estimated liability is accrued in the Company's financial statements. If the assessment indicates that a potentially material loss contingency is not probable but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, together with an estimate of the range of possible loss if determinable and material, is disclosed.

Loss contingencies considered remote are generally not disclosed unless they involve guarantees, in which case the guarantees are disclosed.

Financial Instruments
The carrying amount of financial instruments including cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate fair value, unless otherwise stated, as of March 31, 2008. The carrying amount of long-term debt approximates market value due to the use of market interest rates.

Asset Retirement Obligation
Our financial statements reflect the provisions of Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations. SFAS No. 143 provides that, if the fair value for an asset retirement obligation can be reasonably estimated, the liability should be recognized upon acquiring or drilling a well. Under the method prescribed by SFAS No. 143, the retirement obligation is recorded as a liability at its estimated present value at the asset's inception, with an offsetting increase to producing properties on the balance sheet. Periodic accretion of the discount of the estimated liability is recorded as an expense in the statement of operations. At March 31, 2008, management's estimate of the retirement obligation was immaterial.

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

Reverse Merger
On February 1, 2007, REO Energy Ltd. contributed substantially all of it assets and liabilities to ReoStar in exchange for stock. REO's assets consisted of:
•	Approximately 8,800 acres of proven producing, proven undeveloped, and unproven reserves located in the "oil window" of the Barnett Shale in North Central Texas;
•	Approximately 6,000 acres of undeveloped leasehold in the Fayetteville shale prospect in central Arkansas; and
•	A note and option receivable. The outstanding principal of the note receivable was $2,614,246. The note was secured by a drilling rig. The face value of the option receivable was $300,000 and the carrying value was $0.

On February 1, 2007, Benco Operating Inc. contributed substantially all of its assets and liabilities to ReoStar in exchange for stock. Benco's assets and deferred tax liabilities consisted of:
•	An undivided 44.44% interest in a joint venture that owned 30% of the Tri-County Gas Gathering System, a pipeline servicing the section of the Barnett Shale where REO's leasehold is located and a 100% working interest in one lease located in the oil window of the Barnett Shale.
•	Deferred tax liabilities of $313,414.

On February 1, 2007, JMT Resources Ltd. contributed substantially all of the assets and liabilities to ReoStar in exchange for stock. JMT's assets consisted of:
•	95% working interest in approximately 4,000 acres in leasehold in East Central Texas. The majority of the property was classified as proven undeveloped and is the subject of an ASP flood pilot. JMT's cost basis in the leasehold was zero due to an impairment write-down taken on the property several years ago.

ReoStar assumed liabilities from the above acquisitions aggregating approximately $14,150,000.

The contributing companies were under common control for more than one year prior to the transaction. Immediately after the transaction, the contributing companies owned more than 80% of ReoStar's issued and outstanding stock. The transaction qualified as a reverse merger and all of the assets and liabilities of the contributing companies were included on ReoStar's balance sheet at historical values.

Wilson Energy Transaction
Effective August 1, 2007, ReoStar purchased substantially all of the assets of Vern Wilson Energy, Inc. The assets consisted of 4 oil and gas leases located in Texas and Louisiana, a service rig, and an operating shop to assist in maintenance of field equipment. Consideration for the purchase consisted of $159,000 cash and 240,000 shares of ReoStar stock with a market value of $298,800 for a total purchase price of $457,800.

(4) DEFERRED TAX LIABILITY
Our income tax (expense) benefit from operations was $364,930 and ($1,421,148) for the year ended March 31, 2008 and the short year ended March 31, 2007, respectively. Because two of the predecessor companies were partnerships (non-tax paying entities), the cumulative deferred tax liability related to their assets was recorded as an expense on the contribution date. A reconciliation between the statutory federal income tax rate and our effective income tax rate is as follows:

	March 31 2008	March 31 2007
Federal Statutory Tax Rate	34%	34%
State	1%	1%
Consolidated Effective Tax Rate	35%	35%

The income tax provision differs from the amount computed at the statutory rate of 35% as follows:
	March 31 2008	March 31 2007
Expected Tax Benefit from Continuing Operations	(364,930)	$74,966
Expected Tax Expense from Discontinued Operations	793,550	$57,904
Tax Expense related to change in tax status		1,288,278
Income Tax Provision	$428,620	$1,421,148

Significant components of deferred tax assets and liabilities are as follows:
	March 31 2008	March 31 2007
Deferred Tax Assets:
Net Operating Loss Carryforward	$1,208,164	$952,916
Stock Based Compensation	31,221	-
Other Deferred Tax Assets	2,032	-
Total Deferred Tax Assets	1,241,417	952,916

Deferred Tax Liabilities
Oil & Gas Properties Basis	3,375,513	1,956,886
Other Deferred Tax Liabilities	29,087	730,593
Total Deferred Liabilites	3,404,600	2,687,479
Net Deferred Tax Liability	$2,163,183	$1,734,563

(5) EARNINGS PER COMMON SHARE

There were no material dilutive common stock equivalents as of March 31, 2008. The following table sets forth the computation of basic earnings per common share.

	March 31 2008	March 31 2007
Numerator
Net Income (Loss)	$795,900	$(1,147,794)

Denominator
Weighted Average Shares Outstanding - Basic	78,800,618	69,616,786

Basic - Net Income	$0.01	$(0.02)

(6) INDEBTEDNESS

The following debt was outstanding as of March 31, 2008 and March 31, 2007, respectively:

	3/31/2008	3/31/2007
Frost National Bank Line of Credit. On January 24, 2008, ReoStar opened a line of credit with Frost National Bank. The line of credit is secured by the workover rig, service rig, swab rig and other equipment. The credit line is $550,000, bears interest at prime rate, and matures January 15, 2009. As of March 31, 2008, the line of credit balance was $0.	$ -	$ -
Construction Loan. On October 2, 2007, ReoStar secured a $245,000 construction loan from Texas Capital Bank to partially finance the construction of a field office on a 10 acre parcel in Corsicana, Texas. The terms of the loan provide for 6 months of interest payments beginning November 1, 2007. Beginning May 1, 2008, the loan provides for 60 months payments equal to $1,360 plus interest. The loan provides for interest equal to the Wall Street Journal Prime Rate. A balloon payment of $164,455 plus interest will be due May 1, 2013. As of March 31, 2008, the outstanding principal balance of the note was $59,335.	59,335	-

Note Payable to Frost National Bank. On March 31, 2007, the note had a principal balance of $1,950,000, carried an annual interest rate of 5.65% and matured on April 11, 2007. As of March 31, 2007, interest totaling $63,091 was accrued. The note was paid in full on April 10, 2007.	-	1,950,000
Note Payable to 1st State Bank of Texas. The note had a principal balance of $79,603 on March 31, 2007. The note was originated on March 24, 2004, carried a variable interest rate equal to Wall Street Journal prime plus 1%, and matured on August 1, 2008. The note was paid in full in July 2007.	-	79,603
Lease Notes Payable. ReoStar has several notes payables to various private investors that were used by a predecessor company for leasehold acquisitions.
The first originated December 1, 2005 and bears interest of 20% on the principal balance outstanding on the anniversary date. Principal balance of $100,000 was outstanding on March 31, 2007. The note was paid in full in October, 2007.	-	100,000
The second note, originated April 30, 2004, and the third note, originated December 12, 2005, are due to the same individual. Both notes were in the amount of $100,000. The notes provide a ½% carried working interest on each well drilled on certain Arkansas acreage and as certain Arkansas acreage is drilled, the original proceeds shall be repaid at the rate of $2 for each $1 invested on a per acre basis. The Arkansas leasehold has a five year term. In order to make a provision for the $2 for $1 repayment, we accrete interest at a 20% rate. None of the acreage has been drilled, and the balance of the notes was $278,334 and $238,334 on March 31, 2008 and March 31, 2007, respectively.	278,334	238,334
The fourth note originated on December 19, 2005 in the amount of $500,000. The note provides a ½% carried working interest on each well drilled on certain Arkansas acreage and as certain Arkansas acreage is drilled, the original proceeds shall be repaid at the rate of $2 for each $1 invested on a per acre basis. The leasehold has a five year term. In order to make a provision for the $2 for $1 repayment, we accrete interest at a 20% rate. None of the acreage has been drilled, and the balance of the note was $725,000 and $625,000 on March 31, 2008 and March 31, 2007, respectively.	725,000	625,000
The fifth note in the amount of $100,000 originated on May 15, 2006 and bears interest of 10% due annually. The note matures June 1, 2008. The balance of the note was $72,100 and $100,000 on March 31, 2008 and March 31, 2007, respectively.	72,100	100,000
The last note originated May 3, 2006 in the amount of $513,000. The note provides that as certain Arkansas acreage is drilled, the original proceeds shall be repaid at the rate of $257 for each $385 invested on a per acre basis. Additionally, the note provides for the conveyance of a .6666% working interest carried to the tanks on 1,333 of certain Arkansas acreage. The note provides the lender the option to return any interest assigned to ReoStar in exchange for payment of $513,000 plus 10% interest per annum. The option is valid only from May 3, 2007 through November 3, 2007. ReoStar will accrue interest at 10%. The note had a balance of $513,000 at March 31, 2008 and March 31, 2007.	513,000	513,000

Notes Payable to Shareholder. ReoStar has notes payable totaling $324,330 to ReoStar's President and CEO. The note matures on September 30, 2008 and bears interest of 8%.	324,330	324,330
ReoStar has notes payables to a limited partnership owned by the Chairman of the Board. On March 31, 2008, the notes totaled $3,194,594. The note matures on December 31, 2009 and provides for an interest rate of 7.6%. On March 31, 2007, the note totaled $3,294,594, matured on 12/31/2007, and carried an interest rate of 7.6%.	3,194,594	3,294,594
Total	$5,166,693	$7,224,861

There are no debt covenants associated with the notes payable.

The following table summarizes our note payable repayment obligations.

	Fiscal Years Ending March 31,
	2009	2010	2011	2012	Thereafter	Total
Construction Loan	$14,960	$16,320	$16,320	$11,735	$-	$59,335
Note Payable - Shareholder	324,330	-	-	-	-	324,330
Note Payable - Shareholder	-	3,194,594	-	-	-	3,194,594
Lease Notes Payable	-	-	-	-	1,588,434	1,588,434
	$339,290	$3,210,914	$16,320	$11,735	$1,588,434	$5,166,693

Payable to Related Party.
ReoStar contracts with the operators of its oil and gas properties to drill and complete all new wells. The operators are affiliated entities owned by a ReoStar shareholder who owns more than 20% of ReoStar stock. The outstanding payable to the operators as of March 31, 2008 and 2007 was $1,547,136 and $3,379,069, respectively.

Additionally, ReoStar had other outstanding non-current payables to related parties of $490,840 and $880,261 at March 31, 2008 and 2007, respectively. Subsequent to March 31, 2008, $250,750 of the related party payable was converted to a note maturing June 30, 2011. The note carries interest of 8%.

Accrued Expenses:
Accrued expenses consist of working interest owner payout guarantees totaling $748,963 and $761,302 and accrued interest expense totaling $108,924 and $128,555 at March 31, 2008 and 2007, respectively.

Accrued interest payable to related parties consisted of $171,788 and $23,646 on March 31, 2008 and 2007, respectively.

(7) CAPITAL STOCK
We have authorized capital stock of 200 million shares of common stock. The following is a schedule of changes in the number of outstanding common shares since December 31, 2006.

Shares Outstanding
Shares Outstanding December 31, 2006	13,379,310
Shares issued in connection with reverse merger	54,750,000
Private Placement shares issued	3,824,952
Balance at March 31, 2007	71,954,262
Private Placement shares issued	7,637,048
Shares issued for Vern Wilson Energy acquisition	240,000
Shares issued for employment compensation	350,000
Balance at March 31, 2008	80,181,310

Shares issued via the private placement offering totaled 11,462,000 at $1.00 per share. The proceeds from the sale reported in the statement of stockholder's equity is net of offering expenses of $1,146,647. Each share had one warrant attached with a strike price of $1.50 per share. The warrants are scheduled to expire 2 years from the date the stock certificates are issued.

There were unvested restricted stock grants of 350,000 shares outstanding at year end. The unvested stock grants are related to employment compensation for certain of the ReoStar officers.

There were stock option grants issued to members of ReoStar's Board of Directors of 100,000 shares outstanding at year end. The stock options were valued at $69,856 using the Black-Scholes model with a volatility of 183.59 and a strike price of $1.11. Of the stock options, one-third vested on March 31, 2008, one-third will vest on March 31, 2009, and the balance will vest on March 31, 2010.

(8) COMMITMENTS AND CONTINGENCIES

Office Lease
We signed a long-term sublease agreement in February, 2007. The sublease began in late June, 2007. The terms of the lease provide for a monthly base rent of $12,315. The base rent is scheduled to increase to $12,807 beginning July, 2008. The lease is scheduled to expire on January 31, 2010. We sublease approximately forty percent of the office space to a related party.

The following table summarizes the minimum base rent until the lease expires. The minimum base rent excludes any potential reduction in net rent due to subleasing arrangements.

	Fiscal Year Ending March 31,
	2009	2010
Minimum Base Rent	$152,210	$131,525

Plugging
The Corsicana oil and gas leases have been producing for more than one hundred year and there are approximately three hundred abandoned wells scattered throughout the leases. In order for the surfactant-polymer flood to be successful, we will need to cement in the wells. Since the wells are relatively shallow, we are able to completely plug each well for less than $500 and the costs will be capitalized as part of the project. No contingency has been recorded as management believes the plugging costs to be immaterial.

No provision for plugging and abandonment for the Barnett oil and gas leases has been accrued as management believes the proceeds from equipment salvage exceeds the cost of plugging the leases.

(9) NOTE RECEIVABLE
ReoStar has a note receivable from our drilling contractor. The note is secured by the rig that is dedicated to our Barnett Shale acreage. The outstanding principal balance on March 31, 2008 and 2007 was $1,355,228 and $1,614,218, respectively.

(10) MAJOR CUSTOMERS
We market our production on a competitive basis. Gas produced in the Barnett is sold under a long-term contract scheduled to expire on May 31, 2017. Oil purchasers may be changed on 30 days notice. The price for oil is generally equal to a posted price set by major purchasers in the area or is based on NYMEX pricing, adjusted for quality and transportation. We sell to oil and gas purchasers on the basis of price, credit quality and service. For the year ended March 31, 2008, three customers, Cimarron Gathering, LP, Copano Field Services, North Texas LLC, and Plains Marketing L.P. accounted for nearly 100% of total oil and gas sales. Since our products are commodities and since there are numerous purchasers that service our markets, we believe that the loss of any one customer would not have a material adverse effect on our results.

(11) CREDIT RISK
We frequently maintain a balance in our bank accounts in excess of the federally insured limits.

(12) DISCONTINUED OPERATIONS
Effective May 1, 2007, ReoStar sold its entire interest in the Tri-County Gas Gathering System.

The March 31, 2007 balance sheet reflects ReoStar's historical cost of the investment in the Tri-County Gas Gathering System net of all related liabilities.

The following summarizes the proceeds and gain from the sale of the Tri-County Gas Gathering System:

Total Proceeds	$15,000,000
Closing adjustment for unpaid capital calls	(900,000)
Net Proceeds	14,100,000
Basis in the pipeline	(8,827,299)
Total Gain on sale	5,272,701
Less Allocations to Minority Interest	(3,040,693)
Less Income Tax on Gain	(781,203)
Net Gain on Sale of Pipeline	$1,450,805

The following summarizes the income and expenses of the Tri-County Gas Gathering System:
	Year Ended March 31, 2008	Three Months Ended March 31, 2007	Year Ended December 31, 2006
Pipeline Revenue	$125,801	$424,257	$1,162,790
Pipeline Operating Expenses	(46,428)	(152,541)	(427,295)
Minority Interest Expense	(44,096)	(106,276)	(332,413)
Income Tax Expense	(12,347)	(57,904)	-
Net Income from Discontinued Operations	$22,930	$107,536	$403,082

(13) SUBSEQUENT EVENTS
None.

(14) SUPPLEMENTAL INFO ON OIL AND GAS EXPLORATION, DEVELOPMENT AND PRODUCTION ACTIVITIES (UNAUDITED).

The following information concerning our natural gas and oil operations has been provided pursuant to Statement of Financial Accounting Standards No. 69, "Disclosures about Oil and Gas Producing Activities," ("SFAS No. 69"). Our natural gas and oil producing activities are conducted onshore within the continental United States.

Estimated Quantities of Proved Oil and Gas Reserves (Unaudited)

We engaged Forrest A. Garb & Associates, Inc. to conduct a reserve study and to estimate our reserves of crude oil, condensate, natural gas liquids and natural gas. Reserves are adjusted to reflect contractual arrangements and royalty rates in effect at the end of each year. Many assumptions and judgmental decisions are required to estimate reserves. Reported quantities are subject to future revisions, some of which may be substantial, as additional information becomes available from reservoir performance, new geological and geophysical data, additional drilling, technological advancements, price changes and other economic factors.

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

The reports utilize a base oil price of $101.54 per barrel (Bbl) and a base gas price of $9.86 per thousand cubic feet (Mcf). The base prices equate to average realized prices at April 1, 2008 of $99.26 per barrel for oil and condensate in the Barnett project, $93.33 per barrel for oil produced in the Corsicana project, $101.54 for oil produced in the East Texas project, $9.35 per mcf for gas produced in the Barnett project, and $9.86 per mcf for gas produced in the East Texas project.

The following table reflects total reserves as of April 1, 2008.

	Crude Oil (MBBL)	Natural Gas (MMCF)	Crude Oil Equivalents (MBOE)
Proved Developed Producing	602	3,447	1,177
Proved Developed Non-Producing	199	3,051	708
Proved Undeveloped	10,984	12,311	13,036
Total Proved Reserves at April 1, 2008	11,785	18,809	14,920

The following table reflects total reserves by project at April 1, 2008:

	Barnett Shale Project			Corsicana Project	East Texas Project
	Crude Oil (MBBL)	Natural Gas (MMCF)	Crude Oil Equivalents (MBOE)	Crude Oil (MBBL)	Crude Oil Equivalents (MBOE)
Proved Developed Producing	164	3,446	738	430	8
Proved Developed Non-Producing	190	3,050	699	-	9
Proved Undeveloped	590	12,311	2,642	10,393	-
Total Proved Reserves at April 1, 2008	944	18,807	4,079	10,823	17

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

The information is based on estimates of proved reserves attributable to our interest in natural gas and oil properties as of April 1, 2008. These estimates were prepared by Forest Garb and Associates. Proved reserves are estimated quantities of natural gas and crude oil which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions.

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

The standardized measure of discounted future net cash flows relating to proved natural gas and oil reserves is as follows:

	Total	Barnett Project	Corsicana Project	East Texas Project
	April 1, 2008	April 1, 2008	April 1, 2008	April 1, 2008
Future Cash Inflows	$1,279,219,650	$267,363,340	$1,010,096,790	$1,759,520
Future Costs
Production	(228,721,060)	(68,018,690)	(159,792,920)	(909,450)
Development	(120,450,920)	(24,167,390)	(96,102,280)	(181,250)
Total Undiscounted Future Net Cash Flow	930,047,670	175,177,260	754,201,590	668,820
Income Taxes	(325,516,685)	(61,312,041)	(263,970,557)	(234,087)
10% Annual Discount	(334,992,861)	(56,176,657)	(278,681,893)	(134,311)
Standardized Measure of Discounted Future Net Cash Flow	$269,538,124	$57,688,562	$211,549,140	$300,422

The following reconciles the change in the standardized measure of discounted future net cash flow during the fiscal year ended March 31, 2008.

Beginning of Year	$117,629,370
Effect of Price Change	374,771,413
Sales of oil & gas produced net of production costs	(2,458,026)
Extensions, Discovery, and Improved Recovery, less related costs	98,476,109
Development costs incurred during the year which were previously estimated	(2,187,500)
Net Change in Estimated Future Development Costs	(9,480,060)
Revisions of Previous Quantity Estimates	(5,525,882)
Net Change from Purchase of Minerals in Place	4,771,716
Accretion of discount	(146,030,331)
Net Change in Income Taxes	(160,428,685)

End of Year	$269,538,124

Capitalized Costs Relating to Oil and Gas Producing Activities at March 31, 2008:

Successful Efforts
Unproved oil and gas properties	$2,445,556
Proved oil and gas properties	16,137,780
Support Equipment and facilities	0
Capitalized Interest	930,408
Less Unproved oil and gas properties held for sale	(1,680,813)
Total Capitalized Cost of Oil and Gas Properties	17,832,931
Less accumulated depletion, depreciation, and amortization	(4,139,337)
Net Capitalized Costs	$13,693,594

Costs incurred in Oil and Gas Producing Activities for the Fiscal Year Ended March 31, 2008, Three Months Ended March 31, 2007 and the Year Ended December 31, 2006

	Fiscal Year Ended 3/31/2008	Three Months Ended 3/31/2007	Year Ended 12/31/2006
Property Acquisition Costs
Proved	$1,814,718	$-	$-
Unproved	271,151	97,251	2,203,837
Exploration Costs	4,933,277	1,886,247	4,167,902
Development Costs	696,594

Amortization rate per equivalent barrel of production	14.42	22.52	32.46

Key Production Statistics:

The following reflects the oil and gas production by the predecessor companies for the prior three years and ReoStar's production for the three months ended March 31, 2007 and fiscal year ended March 31, 2008.

		Oil & Gas Production
		Oil (Bbl)	Gas (Mcf)	Total BOE
Year Ended	12/31/2004	1,721	13,587	3,986
	12/31/2005	8,965	94,358	24,691
	12/31/2006	34,607	199,282	67,821
Three Months Ended	3/31/2007	7,023	55,562	16,283
Fiscal Year Ended	3/31/2008	33,602	351,538	92,192

Results of Operations for Oil and Gas Producing Activities for the fiscal year ended March 31, 2008, the three months ended March 31, 2007 and the years ended December 31, 2006, 2005, and 2004.

The following reflects results of operations by the predecessor companies for the prior three years and ReoStar's production for the three months ended March 31, 2007 and fiscal year ended March 31, 2008.

	Fiscal Year	Three Months	Years Ended December 31,
	Ended 3/31/2008	Ended 3/31/2007	2006	2005	2004
Oil & Gas Revenue	$4,902,072	$814,400	$2,874,291	$1,109,199	$144,514
Gain on Sale of Oil & Gas Leases	307,028	-	-	-	26,474
Production Costs	2,800,388	209,308	1,295,025	623,662	15,268
Exploration Costs	61,179	-	-	-	800,000
Expired Leases and Plugging Costs	290,959	-	-	-	-
Depreciation, Depletion, & Amortization	1,399,293	409,376	1,869,683	394,217	96,951
	657,281	195,716	(290,417)	91,320	(741,231)
Income Taxes	(230,048)	(68,501)	-	-	-
Results of operations for oil and gas producing activities (excluding corporate overhead and financing costs)	$427,233	$127,215	$(290,417)	$91,320	$(741,231)

ITEM 8. CHANGE IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 8A(T). CONTROLS AND PROCEDURES

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in 13a-15(e) of the Securities Exchange Act of 1934, or the Exchange Act). Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures are effective.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation, our management concluded that our internal control over financial reporting was effective as of March 31, 2008.

This annual report does not include an attestation report of the company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management's report in this annual report.

ITEM 8B. OTHER INFORMATION

None.

PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

The information required by this Item is incorporated by reference from the information under the captions entitled "Election of Directors-Nominees," "Executive Officers" and "Section 16(a) Beneficial Ownership Reporting Compliance" in our definitive proxy statement to be filed with the SEC within 120 days after the end of the fiscal year ended March 31, 2008.

ITEM 10. EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference from the information under the caption entitled "Executive Officer Compensation and Other Information" in our definitive proxy statement to be filed with the SEC within 120 days after the end of the fiscal year ended March 31, 2008.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is incorporated by reference from the information under the caption entitled "Security Ownership of Certain Beneficial Owners and Management" in our definitive proxy statement to be filed with the SEC within 120 days after the end of the fiscal year ended March 31, 2008

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated by reference from the information under the caption entitled "Certain Transactions" in our definitive proxy statement to be filed with the SEC within 120 days after the end of the fiscal year ended March 31, 2008.

ITEM 13. EXHIBITS INDEX

Number	Exhibit Description
3(i).1	Articles of Incorporation filed with the Nevada Secretary of State on November 29, 2004. (Incorporated by reference from the registrant's registration statement on Form SB-2 filed on September 8, 2005.)

3(i).2	Certificate of Change filed with the Nevada Secretary of State on November 21, 2006. (Incorporated by reference from the registrant's registration statement on Form 8-K filed on November 30, 2006.)

3(i).3	Certificate of Amendment filed with the Nevada Secretary of State on February 7, 2007. (Incorporated by reference from the registrant's registration statement on Form SB-2 filed on August 1, 2007.)

3(ii).1	Bylaws. (Incorporated by reference from the registrant's registration statement on Form SB-2 filed on August 1, 2007.)

10.1	Purchase and Sale Agreement by and between the registrant and United Texas Petroleum, Inc. dated December 4, 2007. (Incorporated by reference from the registrant's current report on Form 8-K filed on December 7, 2007.)

10.2	Contribution Agreement by and among the registrant, JMT Resources, Ltd., REO Energy, Ltd., and Benco Operating, Inc. dated February 1, 2007. (Incorporated by reference from the registrant's current report on Form 8-K filed on February 6, 2007.)

10.3	Private Placement Subscription Agreement. (Incorporated by reference from the registrant's registration statement on Form SB-2 filed on August 1, 2007.)

10.4	Common Stock Purchase Warrant. (Incorporated by reference from the registrant's registration statement on Form SB-2 filed on August 1, 2007.)

10.5	Joint Operating Agreement dated February 1, 2007 by Rife Energy Operating, Inc. and the registrant. (Incorporated by reference from the registrant's registration statement on Form SB-2 filed on August 1, 2007.)

10.6	Joint Operating Agreement by and between the registrant and Texas MOR, Inc. dated February 1, 2007. (Incorporated by reference from the registrant's registration statement on Form SB-2 filed on August 1, 2007.)

10.7	Employee Confidentiality and Property Agreement by and between the registrant and Scott Allen. (Incorporated by reference from the registrant's registration statement on Form SB-2 filed on August 1, 2007.)

10.8	Employee Confidentiality and Property Agreement by and between the registrant and Mark S. Zouvas. (Incorporated by reference from the registrant's registration statement on Form SB-2 filed on August 1, 2007.)

10.9	Employee Confidentiality and Property Agreement by and between the registrant and Brett Bennett. (Incorporated by reference from the registrant's registration statement on Form SB-2 filed on August 1, 2007.)

10.10	Purchase and Sale Agreement by and between Cimmarron Gathering, LP. and the registrant dated June 6, 2007. (Incorporated by reference from the registrant's current report on Form 8-K filed on June 7, 2007.)

10.11	Purchase and Sale Agreement by and between the registrant and Vern Wilson Energy, Inc. dated September 28, 2007. (Incorporated by reference from the registrant's current report on Form 8-K filed on October 4, 2007.)

10.12	Purchase and Sale Agreement by and between the registrant and United Texas Petroleum, Inc. dated December 4, 2007. (Incorporated by reference from the registrant's Form 8-K filed on December 7, 2007.)

21.1	List of Subsidiaries of the Registrant.

23.1	Consent of Killman, Murrell & Company, P.C.

23.2	Consent of Forest Garb & Associates.

24.1	Power of Attorney. (Incorporated by reference to the signature page of this Annual Report on Form 10-KSB).

31.1	Certification by the CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by the CEO Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by the CFO Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Estimated Reserves and Future Net Revenue Report prepared by Forrest A. Garb & Associates, Inc.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is incorporated by reference from the information under the caption entitled "Audit Committee Report" in our definitive proxy statement to be filed with the SEC within 120 days after the end of the fiscal year ended March 31, 2008.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REOSTAR ENERGY CORPORATION

Date: July 14, 2008	By:
Mark S. Zouvas President, Chief Executive Officer and Director

POWER OF ATTORNEY

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Mark S. Zouvas and Scott Allen, jointly and severally, his attorney-in-fact, with the power of substitution, for him in any and all capacities, to sign any amendments to this annual report on Form 10-KSB and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

	President, Chief Executive Officer and Director	July 14, 2008
Mark S. Zouvas	(Principal Executive Officer)

	Chief Financial Officer and Director	July 14, 2008
Scott Allen	(Principal Financial Officer)

	Chairman of the Board of Directors	July 14, 2008
M. O. Rife III

	Director	July 14, 2008
Jean-Baptiste Heinzer

	Director	July 14, 2008
Alan Rae