Form 10KSB/A
period 2008-03-31
ReoStar Energy CORP
filed 2008-07-23
CIK 1335288

UNITED STATES
SECURITIES AND EXCHANGE
COMMISSION
Washington, D.C. 20549

FORM 10-KSB/A

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

EXPLANATORY NOTE: ReoStar Energy Corporation is amending its Annual Report on Form 10-KSB to provide the Report of Independent Registered Public Accounting Firm dated June 2, 2008 and to amend the Index to Financial Statements. The remaining Items contained within this Amendment No. 1 to Annual Report on Form 10-KSB/A consist of all other Items originally contained in our Annual Report on Form 10-KSB for the fiscal year ended March 31, 2008 originally filed with the Securities and Exchange Commission on July 15, 2008.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
ReoStar Energy Corporation
(Formerly Goldrange Resources, Inc.)
Fort Worth, Texas 76107

We have audited the accompanying consolidated balance sheets of ReoStar Energy Corporation as of March 31, 2008 and 2007, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for the years ended March 31, 2008 and December 31, 2006 and for the three month period ended March 31,2007. ReoStar Energy Corporation's management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ReoStar Energy Corporation as of March 31, 2008 and 2007, and the results of its operations and its cash flows for the years ended March 31, 2008 and December 31, 2006 and for the three month period ended March 31, 2007 in conformity with accounting principles generally accepted in the United States of America.

/s/ Killman. Murrell & Company. P. C.
Killman, Murrell & Company, P.C.
Odessa, Texas
June 2, 2008

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

REOSTAR ENERGY CORPORATION

Date: July 22, 2008	By:	/s/ Mark S. Zouvas
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

SIGNATURE	TITLE	DATE

/s/ Mark S. Zouvas	President, Chief Executive Officer and Director	July 22, 2008
Mark S. Zouvas	(Principal Executive Officer)

/s/ Scott Allen	Chief Financial Officer and Director	July 22, 2008
Scott Allen	(Principal Financial Officer)

/s/ M. O. Rife III	Chairman of the Board of Directors	July 22, 2008
M. O. Rife III

/s/ Jean-Baptiste Heinzer	Director	July 22, 2008
Jean-Baptiste Heinzer

/s/ Alan Rae	Director	July 22, 2008
Alan Rae