Form 10KSB/A
period 2008-03-31
ReoStar Energy CORP
filed 2008-07-29
CIK 1335288

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

EXPLANATORY NOTE: ReoStar Energy Corporation, a Nevada corporation, is amending its Annual Report on Form 10-KSB for the fiscal year ended March 31, 2008, as originally filed with the Securities and Exchange Commission on July 15, 2008 and amended on July 23, 2008, for purposes of providing the information required by Part III of Form 10-KSB, as such information will not be incorporated by reference to a proxy statement for the company's 2008 Annual Meeting of Stockholders filed with the Securities and Exchange Commission within 120 days after March 31, 2008. This amendment does not include items from the original Form 10-KSB that are not being hereby amended.

REOSTAR ENERGY CORPORATION
FORM 10-KSB ANNUAL REPORT
FISCAL YEAR ENDED MARCH 31, 2008
TABLE OF CONTENTS

Page No.
PART III
Item 9. Directors, Executive Officers, Promoters, Control persons and Corporate Governance; Compliance with Section 16(a) of the Exchange Act	1
Item 10. Executive Compensation	4
Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	7
Item 12. Certain Relationships and Related Transactions and Director Independence	10
Item 13. Exhibits	10
Item 14. Principal Accountant Fees and Services	12

GLOSSARY

SIGNATURES	13
Certification by the President and CEO Pursuant to Section 302
Certification by the CFO Pursuant to Section 302
Certification by the President and CEO Pursuant to Section 906
Certification by the CFO Pursuant to Section 906

PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

The names of our executive officers and directors and their ages, titles, and descriptions of their business experience as of July 29, 2008 are set forth below.

M.O. Rife III Age 69 Director since 2007	Mr. Rife joined our board of directors in February 2007, and has served as our Chairman of the Board since February 2007. Mr. Rife also serves on our Audit Committee as its chairman and as a member of our Compensation Committee. From 1997 to 2005, Mr. Rife served as Chairman of Board of Matrix Energy Services Corp., a publicly traded oil and gas exploration company. Mr. Rife has been in the oil and gas industry for 50 years and has been involved in the drilling, completion and operation of over 3,500 wells throughout the mid-continent Region including Louisiana, Oklahoma, and New Mexico. Mr. Rife attended Texas Christian University.

Mark S. Zouvas Age 45 President and Chief Executive Officer Director since 2007	Mr. Zouvas joined our board of directors in February 2007, and has served as our Chief Executive Officer since February 2007. He also serves as a member of our Audit Committee. Mr. Zouvas served as the Chief Financial Officer and on the board of directors of Matrix Energy Services Corp., a publicly traded oil and gas exploration firm, from 1998 to 2005 From 1995 to 1997, Mr. Zouvas served as the Chief Financial Officer for a professional services division in a major commodities company. Mr. Zouvas was a staff auditor at Price Waterhouse where he performed services for clients in the banking and real estate industries. Early in his career, Mr. Zouvas was a licensed broker and an accountant in the state of California. Mr. Zouvas received his Bachelor of Arts from the University of California Berkeley.

Scott Allen Age 42 Chief Financial Officer Director since 2008	Mr. Allen joined our board of directors in June 2008, and has served as our Chief Financial Officer since February 2007. Since 2002, Mr. Allen has owned and operated Scott Allen CPA, LLC. Mr. Allen is a certified public accountant. He began his career with KPMG Peat Marwick in Midland, Texas. Mr. Allen has more than 18 years of oil and gas industry experience. Mr. Allen received a Bachelor of Science in accounting from Montana State University and a Master in Business Administration degree from Texas Christian University.

Jean-Baptiste Heinzer Age 39 Director since 2007	Mr. Heinzer joined our board of directors in 2007. In 2002, Mr. Heinzer co-founded Equitys, a project management and corporate finance company and served as the President of Equitys until 2006. Mr. Heinzer began his career working at Caterpillar from 1994 to 1999. Jean-Baptiste graduated from the University of Lausanne business school, and received a post graduate degree in Corporate Finance from the University of Geneva.

Alan Rae Age 50 Director since 2007	Mr. Rae joined our board of directors in 2007. In 2003, Mr. Rae founded O2Diesel Corp. (AMEX - OTD), a fuel development company, and served as the Chief Executive Officer of O2Diesel from 2003 to 2008. Mr. Rae has over twenty-five years of diverse commercial experience, in the automotive, financial and service industries as a consultant, business owner and manager.

Brett Bennett Age 42 Vice President of Administration	Mr. Bennett has served as our Vice President of Administration since February 2007. Mr. Bennett also served on our board of directors from February 2007 to October 2007, when he resigned from the board of directors. Mr. Bennett joined Rife Energy Operating, Inc. in June of 2004 as Communications Officer serving various capacities including investor relations and regulatory reporting. He is the 4th generation of the Bennett family involved in the oil and gas industry. Prior to joining Rife Energy, Mr. Bennett built a successful employee benefits/corporate retirement solutions business in the Dallas/Ft. Worth market.

Vern Wilson Age 71 Vice President of Operations	Mr. Wilson has served as our Vice President of Operations since November 1, 2007. Mr. Wilson began consulting on our Corsicana surfactant polymer flood project in March 2007. He has over 30 years of petroleum engineering experience including drilling, completion, production facility design, reservoir engineering and enhanced oil recovery. Mr. Wilson has a bachelor of science in petroleum engineering from the University of Oklahoma.

Joe Bill Bennett Age 61 Former Chief Operating Officer and Director	Mr. Bennett served as our Chief Operating Officer and as a member of our board of directors from October 2007 to June 2008, when he resigned from both positions.

Our executive officers are appointed by, and serve at the discretion of, our Board of Directors. Each executive officer is a full time employee. Joe Bill Bennett is the father of the company's current Vice-President of Administration and former director, Brett Bennett.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

                  Rules adopted by the SEC under Section 16(a) of the Securities Exchange Act of 1934, or the Exchange Act, require our officers and directors, and persons who own more than 10% of the issued and outstanding shares of our equity securities, to file reports of their ownership, and changes in ownership, of such securities with the Securities and Exchange Commission on Forms 3, 4 or 5, as appropriate. Such persons are required by the regulations of the Securities and Exchange Commission to furnish us with copies of all forms they file pursuant to Section 16(a).

                  Based solely upon a review of Forms 3, 4 and 5 and amendments thereto furnished to us during our most recent fiscal year, and any written representations provided to us, we believe that Scott D. Allen failed to timely file his Form 3. His Form 3 was filed on July 29, 2008. Mark S. Zouvas, Brett Bennett, Joe Bill Bennett, M. O. Rife, III, Alan Rae, Vern Wilson, and Jean-Baptiste Heinzer each failed to timely file their respective Form 3's. The company expects each of the aforementioned officers and directors to file their respective Form 3's shortly after the filing of this Form 10-KSB/A.

CODE OF ETHICS

                  Our board has adopted a code of ethics and has made the code of ethics available on our website at www.reostarenergy.com.

ADDITIONAL INFORMATION ABOUT OUR BOARD OF DIRECTORS AND ITS COMMITTEES

                  Our common stock is currently quoted for trading on the Over-the-Counter Bulleting Board and is not listed on a national securities exchange, but we are using the definition of "independence" in accordance with Rule 4200(a)(15) of the NASDAQ Marketplace Rules for purposes of determining the "independence" of our directors and director nominees. Our directors who are "independent" as defined in Rule 4200(a)(15) of the NASDAQ Marketplace Rules include Jean-Baptiste Heinzer and Alan Rae.

                  Our board met 7 times in fiscal year ended March 31, 2008. During fiscal 2008, all of our directors attended at least 100% of all meetings during the periods for which they served on our board, including the meetings held by committees of the board on which they serve. The board of directors has formed an audit committee and a compensation committee. We have not yet formally adopted charters for our audit and compensation committees; upon adoption, we will post the charters on our website.

                  The audit committee of our board of directors assists the board in fulfilling its oversight responsibilities by reviewing the financial information that will be provided to the stockholders and others; reviewing the systems of internal controls that management and the board of directors have established; appointing, retaining and overseeing the performance of independent accountants; and overseeing our accounting and financial reporting processes and the audits of our financial statements. Our audit committee also consults with our management and our independent registered public accounting firm prior to the presentation of financial statements to stockholders and related press releases and, as appropriate, initiates inquiries into aspects of our financial affairs. Our audit committee is responsible for establishing procedures for the receipt, retention and treatment of complaints regarding accounting, internal accounting controls or auditing matters, and for the confidential, anonymous submission by our employees of concerns regarding questionable accounting or auditing matters. In addition, our audit committee is directly responsible for the appointment, retention, compensation and oversight of the work of our independent auditors, including approving services and fee arrangements. All related party transactions will be approved by our audit committee before we enter into them.

                  The current members of our audit committee are Mark S. Zouvas, Jean-Baptiste Heinzer, and M.O. Rife III. Mr. Rife serves as chairman of the audit committee. Mr. Heinzer is currently the only director meeting the definition of "independence" under the NASDAQ Marketplace Rules. Our audit committee held 1 committee meeting during the last fiscal year.

                  We currently do not have an audit committee financial expert. Management does not believe it is necessary to for the Board of Directors to designate an audit committee financial expert at this time because the Company is newly reorganized and has undergone an extensive audit review of its financial statements and those of its contributors for the past three years. The Company acknowledges the requirement for independent, financial experts on its board and this committee in particular and will engage such persons as necessary or as it deems appropriate.

 ITEM 10. EXECUTIVE COMPENSATION

Summary Compensation Table

                  The following table sets forth the compensation paid by us to our named executive officers during the fiscal years ended March 31, 2008 and 2007. Mr. Joe Bill Bennett resigned from his position on June 9, 2008.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	All Other Compen -sation ($)	Total ($)

Mark S. Zouvas,	2008	120,000	--	--	--	--	120,000
Chief Executive Officer	2007	20,000	--	--	--	--	20,000

Scott D. Allen,	2008	84,000	249,525	--	--	4,000	337,525
Chief Financial Officer	2007	15,000	--	--	--	--	15,000

Joe Bill Bennett,	2008	66,000	--	--	--	--	66,000
Former Chief Operating Officer	2007	--	--	--	--	--	--

Brett Bennett,	2008	84,000	--	332,691	--	16,000	432,691
Vice President of Administration	2007	13,500	--	--	--	--	13,500

Vern Wilson,	2008	60,000	--	--	--	--	60,000
Vice President of Operations	2007	--	--	--	--	--	--

                  The dollar amounts in the columns titled Stock Awards and Option Awards reflect the dollar amounts recognized for financial statement reporting purposes for the fiscal years ended March 31, 2008 and 2007, in accordance with FAS 123(R).

Narrative Disclosure to Summary Compensation Table

                  Mark S. Zouvas

                  The compensation information for Mr. Zouvas for the last two completed fiscal years in the table above is based on a two-year employment contract with Mr. Zouvas for $120,000 per year with no grants for stock or stock options. Mr. Zouvas also, under the terms of that contract, was entitled to reimbursement of his auto expenses at a rate of $750 per month.

                  On July 25, 2008, we entered into a new employment agreement with Mr. Zouvas. The agreement has a five-year term, with a base salary of $144,000 per year with no grants for stock or stock options. Mr. Zouvas also, under the terms of the contract, is entitled to reimbursement of his auto expenses at a rate of $1,100 per month. The contract provides for a severance equal to one-year base salary in the event Mr. Zouvas' employment is terminated due to a change in control. There are no other severance or termination compensation terms or packages attached to his contract.

                  Scott D. Allen

                  The compensation information for Mr. Allen for the last two completed fiscal years in the table above is based on a two-year employment contract for $84,000 per year. Mr. Allen was granted a restricted stock awards equal to 300,000 shares. These shares were granted on April 1, 2007 and vest over a two-year period with 50% of the award having vested on March 31, 2008 and the remaining 50% vesting on March 31, 2009.

                  On July 25, 2008, we entered into a new employment agreement with Mr. Allen. The agreement has a three-year term, with a base salary of $120,000 per year. Mr. Allen also, under the terms of the contract is entitled to reimbursement of his auto expenses at a rate of $750 per month. The contract provides for a severance equal to one-year base salary in the event Mr. Allen's employment is terminated due to a change in control. There are no other severance or termination compensation terms or packages attached to his contract.

                  On July 25, 2008, our board of directors approved a grant of 1,000,000 stock options to Mr. Allen, which options have an exercise price of $0.35 per share and vest over three years in equal annual installments.

                  Joe Bill Bennett

                  Mr. Bennett was under a two-year employment contract for $144,000 per year. Mr. Bennett was an at-will employee with no severance or termination compensation terms or package attached to his contract.

                  Brett Bennett

                  The compensation information for Mr. Bennett for the last two completed fiscal years in the table above is based on a two-year employment contract for $84,000 per year. Mr. Bennett was granted a restricted stock awards equal to 400,000 shares. These shares were granted on April 1, 2007 and vest over a two-year period with 50% of the award having vested on March 31, 2008 and the remaining 50% vesting on March 31, 2009.

                  On July 25, 2008, we entered into a new employment agreement with Mr. Bennett for an annual base salary of $100,000. Mr. Bennett also, under the terms of the contract, is entitled to reimbursement of his auto expenses at a rate of $1,500 per month. The contract provides for a severance equal to one-year base salary in the event Mr. Bennett's employment is terminated due to a change in control. There are no other severance or termination compensation terms or packages attached to his contract.

                  On July 25, 2008, our board of directors approved a grant of 750,000 stock options to Mr. Bennett, which options have an exercise price of $0.35 per share and vest over three years in equal annual installments.

                  Vern Wilson

                  On November 1, 2007, we entered into an employment arrangement with Mr. Wilson for an annual base salary of $144,000 with no grants for stock or stock options.

                  On July 25, 2008, we entered into a new employment agreement with Mr. Wilson for an annual base salary of $144,000. The contract provides for a severance equal to one-year base salary in the event Mr. Wilson's employment is terminated due to a change in control. There are no other severance or termination compensation terms or packages attached to his contract.

                  On July 25, 2008, our board of directors approved a grant of 750,000 stock options to Mr. Wilson, which options have an exercise price of $0.35 per share and vest over three years in equal annual installments.

Outstanding Equity Awards at Fiscal Year-end

                  The following sets forth all outstanding equity awards held by our named executive officers as of March 31, 2008:

	Option Awards			Stock Awards
Name	Number of Securities Underlying Unexercised Options Exercisable (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares That Have Not Vested	Market Value of Shares That Have Not Vested
Mark S. Zouvas, Chief Executive Officer	--	--	--	--	--

Scott D. Allen, Chief Financial Officer	--	--	--	150,000(1)	$93,000

Joe Bill Bennett, Former Chief Operating Officer	--	--	--	--	--

Brett Bennett, Vice President of Administration	--	--	--	200,000(2)	$124,000

Vern Wilson, Vice President of Operations	--	--	--	--	--
________________
(1)	Mr. Allen was granted restricted stock awards equal to 300,000 shares. These shares were granted on April 1, 2007 and vest over a two-year period with 50% of the award having vested on March 31, 2008 and the remaining 50% vesting on March 31, 2009.

(2)	Mr. Bennett was granted a restricted stock award equal to 400,000 shares. These shares were granted on April 1, 2007 and vest over a two-year period with 50% of the award having vested on March 31, 2008 and the remaining 50% vesting on March 31, 2009.

 Compensation of Directors.

                  Director compensation is developed by the Compensation Committee in coordination with management and submitted to the entire board for approval.

                  During our 2008 fiscal year, each director who was not one of our salaried officers received a fee for his services as a director of $12,000. In addition, each director who is not one of our salaried officers received a fee of $1,000 per attended meeting. We have also granted to our outside directors Alan Rae and Jean-Baptiste, options to purchase 50,000 common shares each at an exercise price of $1.11 per share. The options vest and first become exercisable over 3 years, including one-third options having vested on March 31, 2008, one-third vesting on March 31, 2009, and one-third vesting on March 31, 2010. The options are subject to early termination in the event the holder ceases to be a director. All of our directors receive reimbursement for out-of-pocket expenses for attending board of directors or committee meetings. There is no additional compensation awarded to those directors who are members of the Audit and Compensation Committees. Any future outside directors may receive an attendance fee for each meeting of the board of directors. From time to time we may also engage certain outside members of the board of directors to perform services on our behalf and we will compensate such persons for the services which they perform.

                  During our 2008 fiscal year, directors who are employees of ReoStar Energy Corporation receive no compensation for services provided in that capacity, but are reimbursed for out-of-pocket expenses in connection with attendance at meetings of our board and its committees.

2008 Director Compensation

Name	Fees Earned or Paid in Cash ($)	Option Awards ($)	Total ($)

M.O. Rife III	--	--	--

Mark S. Zouvas	--	--	--

Alan Rae	13,000	19,692	32,692

Jean-Baptiste Heinzer	13,000	19,692	32,692

Joe Bill Bennett	--	--	--

Brett Bennett	--	--	--

                  The dollar amounts in the column titled Option Awards reflect the dollar amount recognized for financial statement reporting purposes for the fiscal year ended March 31, 2008, in accordance with FAS 123(R). Assumptions used in the calculation of these amounts are included in Note 7 to our audited financial statements for the fiscal year ended March 31, 2008 included in our annual report on Form 10-KSB/A for the year ended March 31, 2008, filed with the SEC on July 23, 2008.

Description of Options Issued to Directors

                  We granted to each of our outside directors Alan Rae and Jean-Baptiste, options to purchase 50,000 common shares each at an exercise price of $1.11 per share. The options vest and become exercisable over 3 years, including one-third options having vested on March 31, 2008, one-third vesting on March 31, 2009, and one-third vesting on March 31, 2010. The options are subject to early termination in the event the holder ceases to be a director.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

                  The following table provides information with respect to our common shares issuable under our equity compensation plans as of March 31, 2008:

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options	(b) Weighted average exercise price of outstanding options	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

Equity compensation plans approved by security holders

None	--	--	--

Equity compensation plans not approved by security holders

Options Issued to Directors	100,000	$1.11	--

Total	100,000	$1.11	--

Security Ownership of Certain Beneficial Owners and Management

                  The following table sets forth certain information, as of March 31, 2008, regarding the beneficial ownership of our common stock by each person who is known by us to be the beneficial owner of more than five percent (5%) of our issued and outstanding shares of common stock, by each of our directors and executive officers, and by all of our directors and executive officers as a group. In reviewing the following table, please keep in mind that the percentage amounts for each reported party are based on 80,181,310 common shares issued and outstanding as of March 31, 2008. The percentage amounts also give effect to the issuance of common shares underlying options and warrants exercisable within sixty (60) days held by the reported party. Unless otherwise indicated, the address for each person is c/o ReoStar Energy Corporation, 3880 Hulen Street, Fort Worth, Texas 76107.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
5% or Greater Stockholders:
JMT Resources Ltd.(1)	15,822,750(1)	19.7%

Benco Operating, Inc.(2)	16,041, 750(2)	20.0%

REO Energy Ltd.(2)	22,855, 500(2)	28.5%

SG Private Banking (Suisse) SA(3)	8,000,000	10.0%

Directors and Officers
Mark S. Zouvas(1)	15,822,750(1)	19.7%

M.O. Rife III(2)	38,897,250(2)	48.5%

Scott D. Allen	150,000 (5)	*

Alan Rae	16,667 (4)	*

Jean-Baptiste Heinzer	16,667 (4)	*

Joe Bill Bennett	--	*

Brett Bennett	200,000 (5)	*

Directors and executive officers as a group (7 persons)	55,103,334	68.7%
_______________________
* Less than 1%

(1)	Mr. Zouvas is a Managing Partner of JMT Resources Ltd. and has voting power and dispositive power with respect to the shares. He also has an ownership interest in the partnership.

(2)	Mr. Rife is a Managing Partner of REO Energy Ltd. and has voting power and dispositive power with respect to the 22,855,500 shares held of record by REO Energy Ltd.. He also has an ownership interest in the partnership. Pursuant to a contractual arrangement between Benco Operating and Mr. Rife, Mr. Rife has voting and dispositive power with respect to the 16,041,750 shares held of record by Benco Operating. Mr. Rife disclaims beneficial ownership with respect to the shares held by Benco Operating.

(3)	Alexandrie Orloff is the deputy Vice President of SG Private Bank and has voting power and dispositive power with respect to the shares.

(4)	These shares represent the number of options exercisable pursuant to options granted in connection with service on our board. The options were granted in July 2007, and one-third vested on March 31, 2008, one-third will vest on March 31, 2009, and one-third will vest on March 31, 2010, at a strike price of $1.11.

(5)	These shares represent the number of vested shares issued under employment agreements dated April 1, 2007.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

                  Our producing oil and gas properties are operated by related parties. The related party operators are corporations wholly owned by shareholders owning either directly or indirectly more than 20% of the issued and outstanding stock of ReoStar. The operators bill us monthly for our proportionate share of operating expenses for each lease.

                  We typically sell up to 75% working interest in every well we drill in our Barnett Shale project on a turn-key basis. We bill the working interest owners for their proportionate share of the turn-key drilling and completion price. We subcontract the actual drilling of the well to the related party operator who then subcontracts a substantial portion of the drilling and completion activities out to other unrelated third party contractors. The related party operator bills us for the actual cost of drilling and completing the well; which exceeds $1,000,000.

ITEM 13. EXHIBITS INDEX

Number	Exhibit Description
3(i).1	Articles of Incorporation filed with the Nevada Secretary of State on November 29, 2004. (Incorporated by reference from the registrant's registration statement on Form SB-2 filed on September 8, 2005.)

3(i).2	Certificate of Change filed with the Nevada Secretary of State on November 21, 2006. (Incorporated by reference from the registrant's registration statement on Form 8-K filed on November 30, 2006.)

3(i).3	Certificate of Amendment filed with the Nevada Secretary of State on February 7, 2007. (Incorporated by reference from the registrant's registration statement on Form SB-2 filed on August 1, 2007.)

3(ii).1	Bylaws. (Incorporated by reference from the registrant's registration statement on Form SB-2 filed on August 1, 2007.)

10.1	Purchase and Sale Agreement by and between the registrant and United Texas Petroleum, Inc. dated December 4, 2007. (Incorporated by reference from the registrant's current report on Form 8-K filed on December 7, 2007.)

10.2	Contribution Agreement by and among the registrant, JMT Resources, Ltd., REO Energy, Ltd., and Benco Operating, Inc. dated February 1, 2007. (Incorporated by reference from the registrant's current report on Form 8-K filed on February 6, 2007.)

10.3	Private Placement Subscription Agreement. (Incorporated by reference from the registrant's registration statement on Form SB-2 filed on August 1, 2007.)

10.4	Common Stock Purchase Warrant. (Incorporated by reference from the registrant's registration statement on Form SB-2 filed on August 1, 2007.)

10.5	Joint Operating Agreement dated February 1, 2007 by Rife Energy Operating, Inc. and the registrant. (Incorporated by reference from the registrant's registration statement on Form SB-2 filed on August 1, 2007.)

10.6	Joint Operating Agreement by and between the registrant and Texas MOR, Inc. dated February 1, 2007. (Incorporated by reference from the registrant's registration statement on Form SB-2 filed on August 1, 2007.)

10.7	Employee Confidentiality and Property Agreement by and between the registrant and Scott Allen. (Incorporated by reference from the registrant's registration statement on Form SB-2 filed on August 1, 2007.)

10.8	Employee Confidentiality and Property Agreement by and between the registrant and Mark S. Zouvas. (Incorporated by reference from the registrant's registration statement on Form SB-2 filed on August 1, 2007.)

10.9	Employee Confidentiality and Property Agreement by and between the registrant and Brett Bennett. (Incorporated by reference from the registrant's registration statement on Form SB-2 filed on August 1, 2007.)

10.10	Purchase and Sale Agreement by and between Cimmarron Gathering, LP. and the registrant dated June 6, 2007. (Incorporated by reference from the registrant's current report on Form 8-K filed on June 7, 2007.)

10.11	Purchase and Sale Agreement by and between the registrant and Vern Wilson Energy, Inc. dated September 28, 2007. (Incorporated by reference from the registrant's current report on Form 8-K filed on October 4, 2007.)

10.12	Purchase and Sale Agreement by and between the registrant and United Texas Petroleum, Inc. dated December 4, 2007. (Incorporated by reference from the registrant's Form 8-K filed on December 7, 2007.)

21.1	List of Subsidiaries of the Registrant. (Incorporated by reference to the registrant's Form 10-KSB filed on July 15, 2008.)

23.1	Consent of Killman, Murrell & Company, P.C. (Filed as part of the registrant's Form 10-KSB/A filed on July 15, 2008.)

23.2	Consent of Forest Garb & Associates. (Filed as part of the registrant's Form 10-KSB/A filed on July 15, 2008.)

24.1	Power of Attorney. (Incorporated by reference to the signature page of this Annual Report on Form 10-KSB).

31.1	Certification by the CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by the CEO Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by the CFO Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Estimated Reserves and Future Net Revenue Report prepared by Forrest A. Garb & Associates, Inc. (Incorporated by reference to the registrant's Form 10-KSB filed on July 15, 2008.)

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Public Accounting Firm Fees

                  The following table sets forth the aggregate fees billed to us for services rendered to us for the years ended March 31, 2008 and 2007 by our independent registered public accounting firm, Killman, Murrell & Company, P.C., for such years, fees for the audit of our consolidated financial statements for the years ended March 31, 2008 and 2007, and assistance with the reporting requirements thereof, the review of our condensed consolidated financial statements included in our quarterly reports on Form 10-QSB, and accounting and auditing assistance relative to acquisition accounting and reporting.

	2008	2007
Audit Fees	$94,953	$185,185
Audit-Related Fees	$--	$--
Tax Fees	$--	$--
All Other Fees	$--	$--

Audit Committee Pre-Approval Policies

                  Since its formation in April 2007, the audit committee approves all audit fees, audit-related fees, tax fees and special engagement fees. The audit committee approved 100% of such fees for the year ended March 31, 2008.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REOSTAR ENERGY CORPORATION

Date: July 29, 2008	By:	/s/ Mark S. Zouvas
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

SIGNATURE	TITLE	DATE

/s/ Mark S. Zouvas	President, Chief Executive Officer and Director	July 29, 2008
Mark S. Zouvas	(Principal Executive Officer)

/s/ Scott Allen	Chief Financial Officer and Director	July 29, 2008
Scott Allen	(Principal Financial Officer)

/s/ M. O. Rife III	Chairman of the Board of Directors	July 29, 2008
M. O. Rife III

/s/ Jean-Baptiste Heinzer	Director	July 29, 2008
Jean-Baptiste Heinzer

/s/ Alan Rae	Director	July 29, 2008
Alan Rae