Form 10-Q
period 2008-06-30
ReoStar Energy CORP
filed 2008-08-13
CIK 1335288

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2008

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ______________to ______________.

Commission File Number 000-52316

REOSTAR ENERGY CORPORATION
(Exact name of registrant as specified in its charter)
Nevada	20-8428738
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3880 Hulen Street, Suite 500, Fort Worth, Texas 76107
(Address of principal executive offices)

(817) 989-7367
(Registrant's telephone number, including area code)

                   Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒   No ☐

                   Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

                   Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

                   Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at July 31, 2008

Common Stock, par value $0.001 per share	80,181,310

TABLE OF CONTENTS
Page

PART I - FINANCIAL INFORMATION

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS.

ReoStar Energy Corporation
Consolidated Balance Sheets

	June 30, 2008 (unaudited)	March 31, 2008
ASSETS
Current Assets:
Cash	$346,276	$592,665
Accounts Receivable:
Oil & Gas - Related Party	1,877,381	868,406
Other - Related Party	237,156	-
Other	40,339	-
Inventory	17,958	4,748
Hedging Account	6,410	13,062
Total Current Assets	2,525,520	1,478,881

Note Receivable	1,341,062	1,355,228

Oil and Gas Properties - successful efforts method	22,321,806	17,832,931
Less Accumulated Depletion and Depreciation	(4,495,689)	(4,139,337)
Oil & Gas Properties (net)	17,826,117	13,693,594

Other Depreciable Assets:	1,819,174	1,641,806
Less Accumulated Depreciation	(165,738)	(121,113)
Other Depreciable Assets (net)	1,653,436	1,520,693

Other Related Party Receivable	80,395	80,395
Leasehold Held for Sale	1,680,813	1,680,813
Equity Method Investment	142,395	142,395
Total Assets	$25,249,738	$19,951,999

LIABILITIES
Current Liabilities:
Accounts Payable	$139,699	$103,479
Notes Payable to Related Party	500,000	324,330
Payable to Related Parties	4,300,224	1,547,136
Royalties Payable	69,879	57,485
Accrued Expenses	1,218,836	857,887
Accrued Expenses - Related Party	161,173	171,788
Short Term Notes Payable	525,000	-
Current Portion of Long-Term Debt	14,960	14,960
Total Current Liabilities	6,929,771	3,077,065

Notes Payable	1,472,999	1,647,769
Notes Payable - Related Parties	3,769,674	3,194,594
Other Related Party Payables	240,090	490,840
Less Current Portion of Notes Payable	(14,960)	(14,960)
Total Long-Term Debt	5,467,803	5,318,243

Deferred Tax Liability	2,584,761	2,163,183
Total Liabilities	14,982,335	10,558,491

Commitments & Contingencies:
Contingent Stock Based Compensation	268,856	214,976

Stockholders' Equity
Common Stock, $.001 par,200,000,000 shares authorized and 80,181,310 shares outstanding on June 30, 2008 and March 31, 2008	80,181	80,181
Additional Paid-In-Capital	9,590,313	9,553,346
Retained Deficit	328,053	(454,995)
Total Stockholders' Equity	9,998,547	9,178,532
Total Liabilities & Stockholders' Equity	$25,249,738	$19,951,999

See Accompanying Notes to Consolidated Financial Statements

ReoStar Energy Corporation
Consolidated Statements of Operations

	Three Months Ended
	June 30, 2008 (unaudited)	June 30, 2007 (unaudited)
Revenues
Oil & Gas Sales	$2,752,747	$813,924
Other Income	99,416	65
	2,852,163	813,989

Costs and Expenses
Oil & Gas Lease Operating Expenses	596,033	333,521
Workover Expenses	72,425	-
Severance & Ad Valorem Taxes	154,620	48,936
Delay Rentals	-	43,615
Depletion & Depreciation	400,976	286,131
General & Administrative:
Salaries & Benefits	196,376	233,479
Legal & Professional	149,334	157,849
Other General & Administrative	132,326	59,415
Interest, net of capitalized interest of $161,576 and $141,012 for the periods ended 6/30/08 and 6/30/07, respectively	-	-
	1,702,090	1,162,946

Interest Income	61,205	23,332
Hedging Loss	(6,653)	-

Income (Loss) from continuing operations before income taxes and discontinued operations	1,204,625	(325,625)

Income Tax Provision	(421,618)	113,969
Income (Loss) from Continuing Operations	783,007	(211,656)
Income from discontinued operations, net of income taxes:
Pipeline Income	-	22,930
Gain on Sale of Pipeline	-	1,458,827
Income from discontinued operations	-	1,481,757
Net Income (Loss)	$783,007	$1,270,101

Basic & Diluted Loss per Common Share
Continuing Operations	$0.01	(0.00)
Discontinued Operations	$-	$0.02
	$0.01	$0.02

Weighted Average Common Shares Outstanding	80,181,310	76,524,026

See Accompanying Notes to Consolidated Financial Statements

ReoStar Energy Corporation
Consolidated Statements of Cash Flows

	Three Months Ended
	June 30, 2008 (unaudited)	June 30, 2007 (unaudited)
Operating Activities:
Net Income	$783,007	$1,270,101
Adjustments to reconcile net income to cash from operating activities:
Income Tax Expense	421,619	683,900
Depletion, Depreciation, & Amortization	400,977	286,131
Expired Leases	-	-
Stock based compensation	53,880	144,070
Joint Venture Partner Expense	-	3,072,448
Gain on Sale of Pipeline	-	(5,272,701)
Changes in Operating Assets and Liabilities
Changes in Accrued Liabilities	47,000	37,027
Change in Inventory	(13,210)	-
Change in Related Party Receivables/Payables	(237,156)	25,902
Changes in Other Receivables	(40,339)	63,389
Changes in Hedging Account	6,652	-
Changes in Royalties Payable	12,394	-
Change in Revenue Receivables	(1,008,975)	(9,387)
Changes in Accounts Payable	36,220	(193,131)
Net Cash provided from operating activities	462,069	107,749
Net Cash provided from discontinued operations	-	7,164,405
Net Cash provided by operating activities and discontinued operations	462,069	7,272,154

Investing Activities:
Oil & Gas Drilling, Completing and Leasehold Acquisition Costs	(4,451,908)	(960,681)
Change in Capitalized Note Accretion	-	35,000
Change in Related Party Payable Related to Drilling	2,753,088	(3,826,575)
Investment in Other Depreciable Assets	(177,368)	(918,679)
Note Receivable Collections	14,166	81,451
Net Cash used in investing activities	(1,862,022)	(5,589,484)

Financing Activities
Notes Payable (Payments) Advances	653,564	(1,950,000)
Related Party Note Advances	500,000	-
Net Cash Received from Common Stock Subscriptions	-	6,885,353
Net Cash provided (used) from financing activities.	1,153,564	4,935,353
Net Increase (Decrease) in cash	(246,389)	6,618,023
Cash - Beginning of the period	592,665	212,254
Cash - End of the period	$346,276	$6,830,277

See Accompanying Notes to Consolidated Financial Statements

ReoStar Energy Corporation
Consolidated Statements of Cash Flows
(Continued)

	Three Months Ended
	June 30, 2008 (unaudited)	June 30, 2007 (unaudited)
Supplemental Disclosure of Cash Flow Information
Cash paid during period for:
Interest	$87,988	$59,993

Income Taxes	$-	$-

Non Cash Investing and Financing Activities
Warrants Issued	$36,967	$-

Transfer of Accrued Interest from Notes
Payable to Accrued Liabilities	$303,334	$-

See Accompanying Notes to Consolidated Financial Statements

REOSTAR ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) BASIS OF PRESENTATION
The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principals for interim financial information and pursuant to the rules and regulations of the United States Securities and Exchange Commission. They do not include all information and notes required by generally accepted accounting principals for complete financial statements. However, except as disclosed, there has been no material change in the information disclosed in the notes to financial statements included in the Annual Report on Form 10-KSB of ReoStar Energy Corporation for the year ended March 31, 2008. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended June 30, 2008 are not necessarily indicative of the results that may be expected for the year ending March 31, 2009. The financial statements and notes are representations of the Company's management who are responsible for their integrity and objectivity. The Company's accounting policies conform to accounting principles generally accepted in the United States of America and have been consistently applied in the preparation of these financial statements.

(2) CAPITAL STOCK
We have authorized capital stock of 200 million shares of common stock. There were 80,831,310 shares of common stock issued and outstanding throughout the quarter ended June 30, 2008.

On April 1, 2007, ReoStar entered into employment contracts with certain key employees. In conjunction with the employment contracts, the company approved the issuance of 700,000 shares of restricted stock. Of the 700,000 shares issued, 350,000 shares vested on March 31, 2008, and the balance of the shares will vest on March 31, 2009. For the quarters ended June 30, 2008 and June 30, 2007, Salaries and Benefits included stock related compensation costs of $48,568 and $144,070, respectively. For both periods, a liability of an equal amount was recorded as a contingent stock based compensation liability.

On April 1, 2007, ReoStar also entered into a stock option arrangement with two outside members of its board of directors. Both board members received stock options of 50,000 shares with a strike price of $1.11, one-third of which vest annually on March 31 2008, 2009, and 2010. For the quarters ended June 30, 2008 and 2007 other General & Administrative expenses included stock option costs of $5,312 and $0, respectively.

The estimated compensation expense related to the restricted stock grant and stock option grants for the following two year period is shown in the table below:

	Year Ending March 31,
	2009	2010
Restricted Stock Compensation	$194,783	$-
Stock Option Compensation	21,264	9,208
	$216,047	$9,208

(3) NOTES PAYABLE - RELATED PARTY
On June 11, 2008, the Company entered into a promissory note with a related third party. The note is due June 11, 2009 and bears interest, payable quarterly, of 13%. As additional consideration, the Company granted 100,000 stock warrants with a strike price of $0.50 per share, which was the closing price of the company's stock on June 11, 2008. The warrants expire on June 30, 2012. The Company calculated the cost of the warrant to be $36,967 using the Black-Scholes model with a volatility of 108%. The cost of the warrant was recorded as capitalized interest.

(4) SHORT TERM NOTES PAYABLE
During the quarter, the Company drew $525,000 down on the Frost Bank line of credit. The outstanding balance was $525,000 at June 30, 2008.

(5) SUBSEQUENT EVENTS
On July 25, 2008, the Board of Directors approved the 2008 Long-Term Incentive Plan whereby the Company reserved 8,000,000 shares of stock for issuance under the plan. The Board also approved the grant of 1,500,000 options to certain officers under the plan. The options have a strike price of $0.35 per share, which was the closing price on July 24, 2008, and expire on July 25, 2018. The options vest over a three year period, with the first third vesting on March 31, 2009. The options were valued at $486,483 using the Black-Scholes model with a volatility of 108%.

The following table summarizes the expected compensation expense related to the stock option grant for the next three fiscal years:

	Year Ending March 31,
	2009	2010	2011
Stock Option Compensation	$275,885	$151,631	$58,967

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

CAUTIONARY STATEMENT

You should read the following discussion and analysis in conjunction with our unaudited condensed consolidated financial statements and the related notes thereto contained elsewhere in this report. The information contained in this quarterly report on Form 10-Q is not a complete description of our business or the risks associated with an investment in our common stock. We urge you to carefully review and consider the various disclosures made by us in this report and in our other reports filed with the Securities and Exchange Commission, or SEC, including our annual report on Form 10-KSB for the year ended March 31, 2008 and subsequent reports on Form 8-K, which discuss our business in greater detail.

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

At April 1, 2008, a certified engineering firm valued our proven reserves at $425,445,500, which reflects the present value of our future net cash flows from reserves before income taxes, discounted at 10 percent.

We own approximately 20,000 gross (16,250 net) acres of leasehold, which includes 16,000 acres of exploratory and developmental prospects as well as 4,000 acres of enhanced oil recovery prospects. We have built a multi-year inventory of drilling projects and drilling locations and currently have enough acreage to sustain several years of drilling.

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

Significant Accomplishments in the First Quarter

Barnett Shale: We completed our second "cluster" of wells in April. This cluster was comprised of six new wells that were fractured using high pressure stimulation over a three-day period. Two wells were fractured simultaneously each day. All six wells were brought online in late April and early May.

We completed our third "cluster" of wells in June. This cluster was comprised of three new wells that were fractured using high pressure stimulation over a three-day period. A fourth well not included in the cluster was also completed in June. All four wells were in flow-back at the end of the quarter, and all four were brought online in July, 2008.

During the quarter, we began re-completing four wells into the Forestburg Limestone formation, which is uphole from the Barnett interval. Two of these wells were turned over to production in June and the remaining two were turned over to production in July.

During the quarter, we also re-completed one well into a Caddo formation, which is uphole from the Barnett interval. The well was turned over to production in late June.

During the quarter, we repurchased working interests in several of our wells for a total investment of approximately $165,000. Our average working interest position in our Barnett wells is now more than 50%.

Corsicana: We began drilling the second stage of the surfactant-polymer project in the first quarter. A total of 13 new wells are in the process of being drilled, of which four wells will be injectors and nine will be producers. The expansion will continue the drilling pattern established whereby each injector has approximately four producers surrounding it (inverted five-spot drilling pattern). To date, 12 of the second stage wells have been drilled and the Company is in the process of adding pumps to facilitate the increase in volume of surfactant -polymer being injected. The Company also intends to add an alkali to its injection solution, which will help stabilize clays existent in the formation and improve the sweep efficiency of the flood.

We have acquired deeper rights on several leases and plan to drill up to five exploratory wells in the area. The first of the four exploratory wells (Pecan Gap formation) was drilled during the first quarter, but was not completed as the logs did not show enough hydrocarbons to make the well economic. The second well, a Glen Rose well, was spudded in July. We plan to drill up to three more wells in the Pecan Gap formation. We have mitigated the exploration risk associated with drilling these deeper wells by selling a 50% working interest in each of these wells to our industry partner.

Industry Environment

Oil is a global fungible commodity. The globalizations of the world's economy, the rapid development of the emerging markets, and increased commodity speculation have resulted in unprecedented commodity pricing and volatility. While natural gas is also a fungible commodity, it is more regional in nature than oil. Constant changes in regional supplies and demand have resulted in significant pricing volatility in the natural gas market as well.

We operate entirely within the United States, primarily in Texas, a mature region for the exploration and production of oil and gas. The size and frequency of new discoveries of oil and gas in the United States are declining. The trend of increasing commodity prices have placed increased upward pressure on finding and development costs.

We believe that in order for an independent oil and gas producer to be successful, the producer must either operate its leases effectively or have significant operational control over their oil and gas properties. As commodity prices fluctuate, controlling costs through operations will make the difference between making a profit and incurring a financial loss.

We believe that there remain certain areas in the continental United States that are under-explored or have not been fully exploited and developed. With the improvements of exploration, production and enhanced recovery technologies, we believe there are acquisition and production opportunities that have not been economically feasible in the past. Larger independent producers and major oil companies have ventured increasingly overseas and offshore, de-emphasizing their onshore United States assets. This movement out of mature basins with significant proven reserves has provided acquisition opportunities for well managed companies that are capable of quickly analyzing opportunities, positioned financially to quickly close an acquisition, and have the technical expertise to generate value from these assets.

We believe the acquisition market for natural gas properties has become extremely competitive as producers vie for additional production and expanded drilling opportunities. Acquisition values have reached historic highs, but we expect these values to begin to soften in the near future. We expect drilling and service costs pressures to ease slightly, but expect them to remain at a high level relative to past pricing. In addition, we expect lease operating expenses to continue to rise as producers are forced to make operational enhancements to maintain production in more mature fields.

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

Principal Components of Our Cost Structure

•   Direct Operating Expenses. These are day-to-day costs incurred to bring hydrocarbons out of the ground and to the market together with the daily costs incurred to maintain our producing properties. Such costs also include work-over repairs to our oil and gas properties not covered by insurance. To minimize and help control our costs, we acquired a work-over drilling rig and a swab rig in June of 2007, and we continue to acquire miscellaneous oil field equipment in the pursuit of operational cost control.

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

•   Plugging Costs. The Corsicana field is over one hundred years old and has hundreds of abandoned well bores scattered throughout the properties. In order to properly execute our enhanced oil recovery projects, we need to plug these abandoned, worn out well bores. Since the wells are fairly shallow, we are able to cement in the entire well bore at a cost of less than $1,500 per well. To date we have plugged over 150 old well bores in the Corsicana field and will continue to maintain a schedule of plugging wells throughout the year.

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

Results and Analysis of Financial Condition, Cash Flows and Liquidity

During the quarter ended June 30, 2008, we sold approximately 14,630 barrels of oil compared with 6,830 barrels of oil for the quarter ended June 30, 2007, an increase of approximately 215%. The average price for oil sold during the quarter ended June 30, 2008 was $123.01 per barrel compared with the average price for the quarter ended June 30, 2007 of $61.06 per barrel, an increase of 201%.

We sold approximately 109,755 mcf of gas for the quarter ended June 30, 2008 compared with 66,815 mcf of gas for the quarter ended June 30, 2007, an increase of approximately 164%. The average price for natural gas sold during the quarter ended June 30, 2008 was $8.68 per mcf (net of transportation, compression and CO2 charges) compared with $5.94 per mcf for the quarter ended June 30, 2008.

Oil and gas revenues for the quarter ended June 30, 2008 were $2,752,747, compared with $813,924 during the quarter ended June 30, 2007, an increase of 338%.

During the fiscal quarter ended June 30, 2008, we incurred drilling costs of approximately $4.3 million. Additionally, we repurchased working interests on several of our Barnett wells for approximately $165,000.

On June 30, 2008, we had $0.35 million in cash and total assets of $25.2 million. Debt consisted of payables to non-related parties of $3.4 million, of which, 1.5 million is long-term. We also had accounts and notes payables to related parties of $9.0 million.

During the first quarter we retained an investment banking firm to assist us in securing financing to fund our Barnett development and Corsicana re-development programs. The tightening credit market has reduced the opportunities to secure debt financing at terms that are acceptable to our Board. However, we will continue to seek to procure a senior secured credit facility, which when combined with our cash flow from production, will provide the liquidity necessary to fully implement our fiscal year 2009 capital expenditure budget. Additionally, we are considering various other financing options which may or may not be implemented during this fiscal year.

Cash Flow
Our principal sources of cash are operating cash flow, the sale of a portion of the working interest in our Barnett Shale drilling projects, and financing options, including debt and equity, that may be available to us from time to time. Our operating cash flow is highly dependent on oil and gas prices.

Based on current projections and oil and gas futures prices, the balance of the 2009 capital program is expected to be funded with internal cash flow and the proceeds of a planned credit facility.

However, there can be no assurance that we will be successful in raising capital through a credit facility, private placements or otherwise. Even if we are successful in raising capital through the sources specified, there can be no assurances that any such financing would be available in a timely manner or on terms acceptable to us and our current shareholders. Additional equity financing could be dilutive to our then existing shareholders, and any debt financing could involve restrictive covenants with respect to future capital raising activities and other financial and operational matters.

Capital Requirements
Our primary needs for cash are for exploration and development of our Barnett Shale properties, expanding the enhanced oil recovery projects in our Corsicana properties, and the acquisition of additional oil and gas properties, both in unconventional gas plays and mature fields. Our capital expenditure budget for the current fiscal year is $25 million.

Our drilling budget for the Barnett acreage is $20.5 million for fiscal year 2009. To date we have completed the seven wells that were in process at year-end and have drilled and completed three more wells in our main area of interest in Cooke County. We plan to drill up to 27 more wells by the end of the fiscal year. We will retain up to 60% working interest in the new wells. We expect to fund the drilling with the proceeds of a planned debt facility, proceeds from the sale of up to 40% working interest in each well on a turnkey basis, and cash flow from production.

We expect to re-complete at least 16 more wells in up-hole zones in fiscal year 2009 at an average cost for our working interest of approximately $50,000 per well. We expect to fund the entire re-completions out of cash flow.

We have initiated phase two of the Corsicana pilot project and we expect to expand the project during the last half of this fiscal year. Beginning in the third quarter, we plan to drill six wells per month, one-third of which will be injection wells. Funding for this phase will be achieved primarily through the planned credit facility. The total capital expenditure budget for our Corsicana project for this fiscal year is $3.4 million.

However, there can be no assurance that internal cash flow and other capital sources will provide sufficient funds to maintain capital expenditures that we believe are necessary to efficiently develop our properties and offset inherent declines in production and proved reserves.

Future Commitments
In addition to our capital expenditure program, we are committed to making cash payments in the future on two types of contracts: note agreements and operating leases. As of June 30, 2008, we have no capital leases nor have we entered into any material long-term contracts for equipment, nor do we have any off-balance sheet debt or other such unrecorded obligations.

The table below provides estimates of the timing of future payments that we are obligated to make based on agreements in place at June 30, 2008. In addition to the contractual obligations listed on the table below, our balance sheet at June 30, 2008 reflects accrued interest payable on our debt of $620,666, of which $449,122 is related to the Leasehold Notes Payable, which will not be due until the associated acreage is either sold or drilled.

	Fiscal Years Ending March 31,
	2009	2010	2011	2012	Thereafter	Total
Office Lease Payments	$150,000	$160,000	$-	$-	$-	$310,000
Construction Loan	14,960	16,320	16,320	16,320	126,699	190,619
Notes Payable - Related Parties	-	3,518,924	-	250,750	-	3,769,674
Short Term Note Payable - Related Party	-	500,000	-	-	-	500,000
Line of Credit	525,000	-	-	-	-	525,000
Leasehold Notes Payable	-	-	-	-	1,285,100	1,285,100
	$539,960	$4,035,244	$16,320	$267,070	$1,411,799	$6,270,393

Off-Balance Sheet Arrangements
We do not currently utilize any off-balance sheet arrangements to enhance liquidity and capital resource position, or for any other purpose.

Inflation and Changes in Prices
Our revenues, the value of our assets, and our ability to obtain bank loans or additional capital on attractive terms have been and will continue to be affected by changes in oil and gas prices and the costs to produce our reserves. Oil and gas prices are subject to significant fluctuations that are beyond our ability to control or predict. In order to minimize our downside exposure to oil and gas price volatility, we will likely hedge our future production during the second quarter.

Although certain of our costs and expenses are affected by general inflation, inflation does not normally have a significant effect on our business. In a trend that began in 2004 and accelerated during the first quarter, commodity prices for oil and gas increased significantly. The higher prices have led to increased activity in the industry and, consequently, rising costs. These costs trends have put pressure not only on our operating costs but also on our capital costs. Industry capital costs have nearly doubled during the last two years. Industry analysts expect the trend to continue during the next fiscal year.

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

At June 30, 2008, deferred tax liabilities exceeded deferred tax assets by $2.6 million. We may be challenged by taxing authorities over the amount and/or timing of recognition of revenues and deductions in our various income tax returns. Although we believe that we have adequately provided for all taxes, gains or losses could occur in the future due to changes in estimates or resolution of outstanding tax matters.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a "smaller reporting company" defined in Item 10(f)(1) of Regulation S-K, we are electing scaled disclosure reporting obligations and therefore are not required to provide the information requested by this item.

ITEM 4T. CONTROLS AND PROCEDURES.

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on such evaluation, our principal executive officer and principal financial officer have concluded that, as of the end of such period, our disclosure controls and procedures were effective.

There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

We are currently not a party to any pending legal proceeding. From time to time, we may receive claims of and become subject to ordinary routine litigation that is incidental to the business.

ITEM 1A. RISK FACTORS.

As a "smaller reporting company" defined in Item 10(f)(1) of Regulation S-K, we are electing scaled disclosure reporting obligations and therefore are not required to provide the information requested by this item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Not applicable.

ITEM 5. OTHER INFORMATION.

Not applicable.

ITEM 6. EXHIBITS.

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

SIGNATURES

           Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REOSTAR ENERGY CORPORATION

August __, 2008
By
Scott D. Allen, Chief Financial Officer (Principal Financial Officer and duly authorized signatory)

EXHIBITS INDEX

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