Form 10-Q
period 2008-09-30
ReoStar Energy CORP
filed 2008-11-18
CIK 1335288

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2008

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

                   Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

                   Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at November 5, 2008

Common Stock, par value $0.001 per share	80,181,310

TABLE OF CONTENTS
Page

PART I - FINANCIAL INFORMATION

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS.

ReoStar Energy Corporation
Consolidated Balance Sheets

	September 30, 2008 (unaudited)	March 31, 2008
ASSETS
Current Assets:
Cash	$284,932	$592,665
Accounts Receivable:
Oil & Gas - Related Party	1,212,377	868,406
Other - Related Party	1,149,370	-
Inventory	8,731	4,748
Hedging Account	6,316	13,062
Total Current Assets	2,661,726	1,478,881

Note Receivable	1,348,617	1,355,228

Oil and Gas Properties - successful efforts method	22,713,212	17,832,931
Less Accumulated Depletion and Depreciation	(4,827,430)	(4,139,337)
Oil & Gas Properties (net)	17,885,782	13,693,594

Other Depreciable Assets:	2,007,742	1,641,806
Less Accumulated Depreciation	(215,656)	(121,113)
Other Depreciable Assets (net)	1,792,086	1,520,693

Other Related Party Receivable	80,395	80,395
Leasehold Held for Sale	1,680,813	1,680,813
Investment in Equity Method Investment	-	142,395
Total Assets	$25,449,419	$19,951,999

LIABILITIES
Current Liabilities:
Accounts Payable	$312,464	$103,479
Notes Payable to Related Party	500,000	324,330
Payable to Related Parties	3,717,266	1,547,136
Royalties Payable	86,947	57,485
Accrued Expenses	1,250,333	857,887
Accrued Expenses - Related Party	168,762	171,788
Short Term Notes Payable	525,000	-
Current Portion of Long-Term Debt	16,320	14,960
Total Current Liabilities	6,577,092	3,077,065

Notes Payable	1,521,940	1,647,769
Notes Payable - Related Parties	3,769,674	3,194,594
Other Related Party Payables	240,090	490,840
Less Current Portion of Notes Payable	(16,320)	(14,960)
Total Long-Term Debt	5,515,384	5,318,243

Deferred Tax Liability	2,796,083	2,163,183
Total Liabilities	14,888,559	10,558,491

Commitments & Contingencies:
Contingent Stock Based Compensation	268,856	214,976

Stockholders' Equity
Common Stock, $.001 par,200,000,000 shares authorized and 80,181,310 shares outstanding on September 30, 2008 and March 31, 2008	80,181	80,181
Additional Paid-In-Capital	9,590,313	9,553,346
Retained Deficit	621,510	(454,995)
Total Stockholders' Equity	10,292,004	9,178,532
Total Liabilities & Stockholders' Equity	$25,449,419	$19,951,999

See Accompanying Notes to Consolidated Financial Statements

ReoStar Energy Corporation
Consolidated Statements of Operations

	Three Months Ended		Six Months Ended
	September 30, 2008 (unaudited)	September 30, 2007 (unaudited)	September 30, 2008 (unaudited)	September 30, 2007 (unaudited)
Revenues
Oil & Gas Sales	$2,282,048	$1,019,222	$5,034,795	$1,833,146
Sale of Leases	18,005	307,028	18,005	307,028
Other Income	109,568	79,367	208,983	79,432
	2,409,621	1,405,617	5,261,783	2,219,606

Costs and Expenses
Oil & Gas Lease Operating Expenses	789,234	491,703	1,385,267	825,224
Workover Expenses	87,982	-	160,407	-
Severance & Ad Valorem Taxes	132,125	59,947	286,237	108,883
Delay Rentals	-	8,571	-	52,186
Depletion & Depreciation	381,660	332,245	782,636	618,376
General & Administrative:
Salaries & Benefits	135,068	249,533	321,613	483,012
Legal & Professional	193,129	121,953	313,639	279,802
Other General & Administrative	40,295	101,751	211,784	161,166
Interest, net of capitalized interest of $151,343 and $126,676 for the three months ended 9/30/08 and 9/30/07, respectively and $312,919 and $267,688 for the six months ended 9/30/08 and 9/30/07, respectively	2,900	-	2,900	-
	1,762,393	1,365,703	3,464,483	2,528,649
Interest Income	40	70,930	61,246	94,262
Loss on Equity Method Investments	(142,395)	-	(142,395)	-
Hedging Loss	(93)	-	(6,746)	-

Income (Loss) from continuing operations before income taxes and discontinued operations	504,780	110,844	1,709,405	(214,781)

Income Tax Provision	(211,323)	(38,796)	(632,941)	75,173

Income from discontinued operations, net of income taxes:
Pipeline Income	-	-	-	22,930
Gain on Sale of Pipeline	-	(5,169)	-	1,453,658
Income from discontinued operations	-	(5,169)	-	1,476,588
Net Income (Loss)	$293,457	$66,879	$1,076,464	$1,336,980

Basic & Diluted Loss per Common Share	$0.00	$0.00	$$0.01	$0.02
Weighted Average Common Shares Outstanding	80,181,310	79,711,310	80,181,310	77,907,148

See Accompanying Notes to Consolidated Financial Statements

ReoStar Energy Corporation
Consolidated Statements of Cash Flows

	Six Months Ended
	September 30, 2008 (unaudited)	September 30, 2007 (unaudited)
Operating Activities:
Net Income	$1,076,464	$1,336,980
Adjustments to reconcile net income to cash from operating activities:
Income Tax Expense	632,941	719,913
Depletion, Depreciation, & Amortization	782,636	618,376
Loss on Equity Method Investment	142,395	-
Stock based compensation	53,880	309,451
Joint Venture Partner Expense	-	3,080,400
Gain on Sale of Pipeline	-	(5,272,701)
Changes in Operating Assets and Liabilities
Changes in Accrued Liabilities	86,086	124,366
Change in Inventory	(3,983)	-
Change in Related Party Receivables/Payables	(1,149,370)	(392,168)
Changes in Other Receivables	-	(674,524)
Changes in Hedging Account	6,746	-
Changes in Royalties Payable	29,462	13,834
Change in Revenue Receivables	(343,971)	(142,099)
Changes in Accounts Payable	208,985	67,875
Net Cash provided (used) from operating activities	1,522,271	(210,297)
Net Cash provided (used) from discontinued operations	-	6,802,113
Net Cash provided (used) by operating activities and discontinued operations	1,522,271	6,591,816

Investing Activities:
Oil & Gas Drilling, Completing and Leasehold Acquisition Costs	(4,843,315)	(2,813,409)
Change in Capitalized Note Accretion	-	70,000
Change in Related Party Payable related to drilling	2,170,131	(4,120,568)
Investment in Other Depreciable Assets	(365,936)	(1,372,717)
Note Receivable Collections (Advances)	6,611	148,794
Net Cash used in investing activities	(3,032,509)	(8,087,900)

Financing Activities
Notes Payable (Payments) Advances	702,505	(2,029,603)
Related Party Note Advances	500,000	-
Net cash received from common stock subscriptions	-	6,885,353
Net Cash provided (used) from financing activities.	1,202,505	4,855,750
Net Increase (Decrease) in cash	(307,733)	3,359,666
Cash - Beginning of the period	592,665	212,254
Cash - End of the period	$284,932	$3,571,920

See Accompanying Notes to Consolidated Financial Statements

ReoStar Energy Corporation
Consolidated Statements of Cash Flows
(Continued)

	Six Months Ended
	September 30, 2008 (unaudited)	September 30, 2007 (unaudited)
Supplemental Disclosure of Cash Flow Information
Cash paid during period for:
Interest	$195,386	$64,330

Income Taxes	$-	$-

Non Cash Investing and Financing Activities
Warrants Issued	$36,967	$-

Stock Based Property Acquisition	$-	298,800.00

See Accompanying Notes to Consolidated Financial Statements

REOSTAR ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) BASIS OF PRESENTATION
The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principals for interim financial information and pursuant to the rules and regulations of the United States Securities and Exchange Commission. They do not include all information and notes required by generally accepted accounting principals for complete financial statements. However, except as disclosed, there has been no material change in the information disclosed in the notes to financial statements included in the Annual Report on Form 10-KSB of ReoStar Energy Corporation for the year ended March 31, 2008. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month and six-month period ended September 30, 2008 are not necessarily indicative of the results that may be expected for the year ending March 31, 2009. The financial statements and notes are representations of the Company's management who are responsible for their integrity and objectivity. The Company's accounting policies conform to accounting principles generally accepted in the United States of America and have been consistently applied in the preparation of these financial statements.

(2) CAPITAL STOCK
We have authorized capital stock of 200 million shares of common stock. There were 80,181,310 shares of common stock issued and outstanding throughout the quarter ended September 30, 2008.

On July 25, 2008, the Board of Directors approved the 2008 Long-Term Incentive Plan whereby the Company reserved 8,000,000 shares of stock for issuance under the plan. The Board also approved the grant of 1,500,000 options to certain officers under the plan. The options have a strike price of $0.35 per share, which was the closing price on July 24, 2008, and expire on July 25, 2018. The options vest over a three year period, with the first third vesting on March 31, 2009. The options were valued at $679,992 using the Black-Scholes model with a volatility of 194%.

On April 1, 2007, ReoStar entered into employment contracts with certain officers. In conjunction with the employment contracts, the company approved the issuance of 700,000 shares of restricted stock. Of the 700,000 shares issued, 350,000 shares vested on March 31, 2008. The unvested portion of the restricted stock grant was cancelled in conjunction with the stock option grant described above. For the quarters ended September 30, 2008 and 2007, Salaries and Benefits included stock related compensation costs of $0 and $145,689, respectively. For the six months ended September 31, 2008 and 2007, Salaries and Benefits included stock related compensation costs of $48,564 and $289,759, respectively. For each period, a liability of an equal amount was recorded as a contingent stock based compensation liability.

On April 1, 2007, ReoStar also entered into a stock option arrangement with two outside members of its board of directors. Both board members received stock options of 50,000 shares with a strike price of $1.11, one-third of which vest annually on March 31 2008, 2009, and 2010. In August 2008, one of the board members notified the company of his intention to renounce his stock options. For the quarters ended September 30, 2008 and 2007 other General & Administrative expenses included stock option costs of $0 and $9,845, respectively. For the six months ended September 30, 2008 and 2007 other General & Administrative expenses included stock option costs of $5,316 and $19,691, respectively.

As a result of the above, the Company has an excess accrual in the contingent stock based compensation liability account. The following table summarizes the expected stock based compensation expense over the next three fiscal years.

	Year Ending March 31,
	2009	2010	2011
Restricted Stock Compensation	$48,564	$-	$-
Stock Option Compensation	5,316	186,719	82,423
	$53,880	$186,719	$82,423

(3) NOTES PAYABLE - RELATED PARTY
On June 11, 2008, the Company entered into a promissory note with a related third party. The note was extended on June 21, 2008, is due March 31, 2010, and bears interest, payable quarterly, of 15%. As additional consideration, the Company granted 100,000 stock warrants with a strike price of $0.50 per share, which was the closing price of the company's stock on June 11, 2008. The warrants expire on June 30, 2012. The Company calculated the cost of the warrant to be $36,967 using the Black-Scholes model with a volatility of 108%. The cost of the warrant was recorded as capitalized interest.

(4) SHORT TERM NOTES PAYABLE
During the first quarter, the Company drew $525,000 down on the Frost Bank line of credit. The outstanding balance was $525,000 at September 30, 2008.

(5) NOTE RECEIVABLE
During the quarter, the Company agreed to renew the note receivable from our drilling contractor. As part of the renewal, the Company agreed to waive outstanding unpaid interest of $32,785. The drilling contractor agreed to make a principal payment of $750,000 in November, 2008. The balance of the note will be repaid with monthly payments of $50,000 beginning in December, 2008 and will accrue interest at 10% annually.

(6) SUBSEQUENT EVENTS
On October 30, 2008, the Company entered into a $25,000,000 senior secured credit facility. Initially, the borrowing base is set at $14,000,000. The borrowing base is based upon the Company's proven oil and gas reserves and is re-evaluated semi-annually. The note bears interest based upon the greater of 1) the rate announced publicly from time to time by the bank plus a margin that varies between 0.0% and 0.5% depending upon the percentage of borrowing base drawn and 2) the Federal funds rate plus a margin that varies between 0.5% and 1.0% depending upon the percentage of borrowing base drawn. At the Company's option, we may elect to make a Eurodollar advance. The interest rate on a Eurodollar advance is LIBOR plus a margin that ranges between 2.00% and 2.75% depending upon the percentage of borrowing base drawn. The credit facility matures October 30, 2011.

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

Significant Accomplishments in the Second Quarter

Barnett Shale: We brought all four wells that were in flow-back at the end of the first quarter on line in July.

We began drilling our fourth "cluster" of wells in July. This cluster was comprised of three wells that are stepped out from the previously drilled clusters. All three wells were fractured using high pressure stimulation over a three day period in early October. Flow back began immediately, and we expect to bring all three wells online in November.

Corsicana: We began drilling the second stage of the surfactant-polymer project in the first quarter. A total of 13 new wells are in the process of being drilled, of which four wells will be injectors and nine will be producers. The expansion will continue the drilling pattern established whereby each injector has approximately four producers surrounding it (inverted five-spot drilling pattern). Through the end of the second quarter, we have drilled 12 of the second stage wells, and began the process of expanding our plant to accommodate the addition of an alkali injection process as well as the new injector wells. The Company is adding an alkali solution to its injection process in order to help stabilize clays in the formation and prevent them from swelling; this should improve the sweep efficiency of the flood.

We continue to acquire the deeper rights to leases as well as ratifying title to current leasehold. The Company has applied for an area injection permit and expects to have the permit applicable to all of its leasehold interests in Corsicana, which will result in a reduction of costs and improved efficiencies. One exploratory well (Pecan Gap formation) was drilled during the first quarter, and another exploratory well (Glen Rose formation) was drilled in the second quarter. Both wells were not completed, as the logs did not show sufficient hydrocarbons to make the wells economic. We plan to drill up to three more wells in the Pecan Gap formation. We have reduced the exploration risk associated with drilling these deeper wells by selling a 50% working interest in each of these wells to our industry partner.

Industry Environment

Oil is a global fungible commodity. The globalization of the world's economy, the rapid development of the emerging markets, and increased commodity speculation have resulted in unprecedented commodity pricing and volatility. Oil prices peaked at unprecedented highs in July before contracting significantly. By early November, oil prices were down nearly 60% from the July highs.

While natural gas is also a fungible commodity, it is more regional in nature than oil. Constant changes in regional supplies and demand have resulted in significant pricing volatility in the natural gas market as well. Natural gas prices (the Houston Ship Channel index) peaked at $13 per MMBTU in early July and have since then dropped by more than 50%.

The recent trend of increasing commodity prices has placed increased upward pressure on finding and development costs. For example, during the quarter, a shortage of pipe caused casing and tubing prices to dramatically increase, which resulted in a material increase in total completion costs.

We believe the acquisition market for U.S. natural gas properties has become extremely competitive as producers vie for additional production and expanded drilling opportunities. We expect drilling and service costs pressures to ease slightly, but expect them to remain at a high level relative to past pricing. In addition, we expect lease operating expenses to continue to rise as producers are forced to make operational enhancements to maintain production in more mature fields.

We believe that in order for an independent oil and gas producer to be successful, the producer must either operate its leases effectively or have significant operational control over its oil and gas properties. As commodity prices fluctuate, controlling costs through operations will make the difference between turning a profit and incurring a financial loss.

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

• Interest. Historically, we carry minimum levels of interest burdened debt. However, in October, we closed on a senior secured credit facility, and, consequently, interest expense will become a much more prevalent component of our cost structure.

• Depreciation, Depletion and Amortization. As a successful efforts company, we capitalize all costs associated with our acquisition and all successful development and exploration efforts, and apportion these costs to each unit of production through depreciation, depletion and amortization expense. This also includes the systematic, monthly depreciation of our oilfield equipment assets.

• Income Taxes. We are subject to state and federal income taxes but are currently in a minimal tax paying position for regular federal income taxes, primarily due to the current deductibility of intangible drilling costs ("IDC"). We are also subject to some state income taxes. Currently, virtually all of our Federal taxes are deferred; however, at some point, we will recognize current income tax expense and continue to recognize current tax expense as long as we are generating taxable income.

Results and Analysis of Financial Condition, Cash Flows and Liquidity

During the quarter ended September 30, 2008, we sold approximately 11,565 barrels of oil compared with approximately 7,800 barrels of oil for the quarter ended September 30, 2007, an increase of approximately 48%. The average price for oil sold during the quarter ended June 30, 2008 was $115.90 per barrel compared with the average price for the quarter ended June 30, 2007 of $71.50 per barrel, an increase of 62%.

We sold approximately 124,300 mcf of gas for the quarter ended September 30, 2008 compared with 82,030 mcf of gas for the quarter ended September 30, 2007, an increase of approximately 50%. The average price for natural gas sold during the quarter ended September 30, 2008 was $7.57 per mcf (net of transportation, compression and CO2 charges) compared with $5.45 per mcf for the quarter ended September 30, 2008, an increase of approximately 39%.

Oil and gas revenues for the quarter ended September 30, 2008 were $2,282,048, compared with $1,019,222 during the quarter ended September 30, 2007, an increase of approximately 123%. Oil and gas revenues for the six months ended September 30, 2008 were $5,034,795, compared with $1,833,146 for the six months ended September 30, 2007, an increase of approximately 174%.

During the fiscal quarter ended September 30, 2008, we incurred drilling costs of approximately $0.4 million.

On September 30, 2008, we had $0.28 million in cash and total assets of $25.5 million. Debt consisted of accounts and notes payables to non-related parties of $3.7 million, of which, $1.5 million is long-term. We also had accounts and notes payables to related parties of $8.4 million.

During the quarter we retained an investment banking firm to assist us in securing financing to fund our Barnett development and Corsicana re-development programs. The tightening credit market has reduced the opportunities to secure financing at terms that are acceptable to our Board. However, subsequent to quarter end we closed on a $25MM senior secured credit facility. The material terms of the credit facility were reported on our Form 8K filed on November 4, 2008.

We continue to consider various other financing options which may or may not be implemented during this fiscal year.

Cash Flow
Our principal sources of cash are operating cash flow, the sale of a portion of the working interest in our Barnett Shale drilling projects, the credit facility and other financing options, including debt and equity, which may be available to us from time to time. Our operating cash flow is highly dependent on oil and gas prices.

Based on current projections and oil and gas futures prices, the balance of the 2009 capital program is expected to be funded with internal cash flow and the proceeds of the credit facility.

There can be no assurance that we will be successful in raising additional capital through a subordinated credit facility, private placements or otherwise. Even if we are successful in raising capital through the sources specified, there can be no assurances that any such financing would be available in a timely manner or on terms acceptable to us and our current shareholders. Additional equity financing could be dilutive to our shareholders, and any debt financing could involve restrictive covenants with respect to future capital raising activities and other financial and operational matters.

Capital Requirements
Our primary needs for cash are for exploration and development of our Barnett Shale properties, expanding the enhanced oil recovery projects in our Corsicana properties, and the acquisition of additional oil and gas properties, both in unconventional gas plays and mature fields. Due to the tightening credit and equity markets, the increased costs, and the recent contraction in commodity pricing, we have revised our capital expenditure budget for the current fiscal year downward to $12.5 million.

Our drilling budget for the Barnett acreage is $9.7 million for fiscal year 2009. To date we have completed the seven wells that were in process at year-end and have drilled and completed six more wells in our main area of interest in Cooke County. We plan to drill up to 10 more wells by the end of the fiscal year. We will retain up to 60% working interest in the new wells. We expect to fund the drilling with the proceeds of the credit facility, proceeds from the sale of up to 40% working interest in each well on a turnkey basis, and cash flow from production.

We expect to re-complete at least 16 wells in up-hole zones in fiscal year 2009 at an average cost for our working interest of approximately $50,000 per well. We expect to fund the entire re-completions out of cash flow.

We have initiated phase two of the Corsicana pilot project and we expect to complete the project during the last half of this fiscal year. Funding for this phase will be achieved primarily through our $25MM credit facility. The revised capital expenditure budget for our Corsicana project for this fiscal year is $2 million.

There can be no assurance that internal cash flow and other capital sources will provide sufficient funds to maintain capital expenditures that we believe are necessary to efficiently develop our properties and offset inherent declines in production and proved reserves.

Future Commitments
In addition to our capital expenditure program, we are committed to making cash payments in the future on two types of contracts: note agreements and operating leases. As of September 30, 2008, we have no capital leases nor have we entered into any material long-term contracts for equipment, nor do we have any off-balance sheet debt or other such unrecorded obligations.

The table below provides estimates of the timing of future payments that we are obligated to make based on agreements in place at September 30, 2008. In addition to the contractual obligations listed on the table below, our balance sheet at September 30, 2008 reflects accrued interest payable on our debt of $667,512, of which $98,750 is related to the Lease Notes Payable, which will not be due until the associated acreage is either sold or drilled.

	Fiscal Years Ending March 31,
	2009	2010	2011	2012	Thereafter	Total
Office Lease Payments	$75,000	$160,000	$-	$-	$-	$235,000
Construction Loan **	8,160	16,320	16,320	16,320	179,720	236,840
Notes Payable - Related Parties *	-	3,518,924	-	250,750	-	3,769,674
Short Term Note Payable - Related Party **	-	500,000	-	-	-	500,000
Line of Credit **	525,000	-	-	-	-	525,000
Lease Notes Payable	-	-	-	-	1,285,100	1,285,100
	$608,160	$4,195,244	$16,320	$267,070	$1,464,820	$6,551,614

* Subsequent to quarter end, the $250,750 note payable to a related party was repaid in full with the proceeds of the credit facility.

** Subsequent to quarter end, these notes were repaid in full with the proceeds of the credit facility.

Off-Balance Sheet Arrangements
We do not currently utilize any off-balance sheet arrangements to enhance liquidity and capital resource position, or for any other purpose.

Inflation and Changes in Prices
Our revenues, the value of our assets, and our ability to obtain bank loans or additional capital on attractive terms have been and will continue to be affected by changes in oil and gas prices and the costs to produce our reserves. Oil and gas prices are subject to significant fluctuations that are beyond our ability to control or predict. The hedges put in place in the prior year have all expired. Currently, the Company has no future production hedged.

Although certain of our costs and expenses are affected by general inflation, inflation does not normally have a significant effect on our business. In a trend that began in 2004 and accelerated during the quarter, commodity prices for oil and gas increased significantly. The higher prices have led to increased activity in the industry and, consequently, rising costs. These costs trends have put pressure not only on our operating costs but also on our capital costs. Industry capital costs have nearly doubled during the last two years. Industry analysts expect the trend to continue during the next fiscal year.

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

At September 30, 2008, deferred tax liabilities exceeded deferred tax assets by $2.8 million. We may be challenged by taxing authorities over the amount and/or timing of recognition of revenues and deductions in our various income tax returns. Although we believe that we have adequately provided for all taxes, gains or losses could occur in the future due to changes in estimates or resolution of outstanding tax matters.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

On September 15, 2008, a royalty owner in the Corsicana polymer pilot, representing approximately one-third of the mineral ownership, filed an amendment to a suit originally filed in 2007. The amendment was filed to include the Company as a defendant. The suit, filed in the 13th Judicial District Court in Navarro County, Texas, alleges the lease has expired because no oil was produced from January 2005 through September 2005. The Plaintiff has asked the court to declare the lease to be void; demands payment for any oil produced and sold subsequent to the time the lease expired; demands that all equipment and salvage located on the lease be given by Court order to the Plaintiff; and asks that any plugging liability be adjudged to be the responsibility of the Company.

The other royalty owners representing the remaining two-thirds mineral ownership have ratified the lease. In October 2008, the Court issued an order requiring the Company and plaintiff to attend mediation to settle the matter.

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

REOSTAR ENERGY CORPORATION

November 18, 2008
By /s/ Scott D. Allen
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