Form 10-Q
period 2008-12-31
ReoStar Energy CORP
filed 2009-02-13
CIK 1335288

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2008

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

                   Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

                   Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at February 12, 2008

Common Stock, par value $0.001 per share	80,181,310

TABLE OF CONTENTS
Page

PART I - FINANCIAL INFORMATION

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS.

ReoStar Energy Corporation
Consolidated Balance Sheets

	December 31, 2008 (unaudited)	March 31, 2008
ASSETS
Current Assets:
Cash	$155,279	$592,665
Accounts Receivable:
Oil & Gas - Related Party	574,629	868,406
Other - Related Party	740,484	-
Inventory	15,814	4,748
Hedging Account	6,316	13,062
Total Current Assets	1,492,522	1,478,881

Note Receivable	553,537	1,355,228

Oil and Gas Properties - successful efforts method	24,805,078	17,832,931
Less Accumulated Depletion and Depreciation	(4,355,967)	(4,139,337)
Oil & Gas Properties (net)	20,449,111	13,693,594

Other Depreciable Assets:	2,603,714	1,641,806
Less Accumulated Depreciation	(300,945)	(121,113)
Other Depreciable Assets (net)	2,302,769	1,520,693

Other Related Party Receivable	81,771	80,395
Leasehold Held for Sale	1,680,813	1,680,813
Investment in Equity Method Investment	-	142,395
Total Assets	$26,560,523	$19,951,999

LIABILITIES
Current Liabilities:
Accounts Payable	$44,946	$103,479
Notes Payable to Related Party	-	324,330
Payable to Related Parties	-	1,547,136
Royalties Payable	65,587	57,485
Accrued Expenses	609,691	857,887
Accrued Expenses - Related Party	141,473	171,788
Short Term Notes Payable	-	-
Current Portion of Long-Term Debt	-	14,960
Total Current Liabilities	861,697	3,077,065

Notes Payable	9,213,000	1,647,769
Notes Payable - Related Parties	3,518,924	3,194,594
Other Related Party Payables	240,090	490,840
Less Current Portion of Notes Payable	-	(14,960)
Total Long-Term Debt	12,972,014	5,318,243

Deferred Tax Liability	2,575,793	2,163,183
Total Liabilities	16,409,504	10,558,491

Commitments & Contingencies:
Contingent Stock Based Compensation	268,856	214,976

Stockholders' Equity
Common Stock, $.001 par,200,000,000 shares authorized and 80,181,310 shares outstanding on December 31, 2008 and March 31, 2008	80,181	80,181
Additional Paid-In-Capital	9,590,313	9,553,346
Retained Earnings (Deficit)	211,669	(454,995)
Total Stockholders' Equity	9,882,163	9,178,532
Total Liabilities & Stockholders' Equity	$26,560,523	$19,951,999

See Accompanying Notes to Consolidated Financial Statements

ReoStar Energy Corporation
Consolidated Statements of Operations

	Three Months Ended		Nine Months Ended
	December 31, 2008 (unaudited)	December 31, 2007 (unaudited)	December 31, 2008 (unaudited)	December 31, 2007 (unaudited)
Revenues
Oil & Gas Sales	$904,494	$1,597,018	$5,939,289	$3,430,164
Sale of Leases	-	-	18,005	307,028
Other Income	124,194	80,989	333,178	160,421
	1,028,688	1,678,007	6,290,472	3,897,613

Costs and Expenses
Oil & Gas Lease Operating Expenses	709,047	667,420	2,094,314	1,470,053
Workover Expenses	35,862	16,402	196,269	38,993
Severance & Ad Valorem Taxes	103,617	93,378	389,854	202,261
Geological & Geophysical	-	8,993	-	8,993
Delay Rentals	-	-	-	52,186
Dry Holes & Abandonments	9,925	-	9,925	-
Depletion & Depreciation	453,736	254,721	1,236,372	873,097
General & Administrative:
Salaries & Benefits	133,284	300,393	454,744	796,733
Legal & Professional	44,481	210,451	358,272	490,253
Other General & Administrative	173,336	90,999	384,738	238,837
Interest, net of capitalized interest of $170,196 and $100,403 for the three months ended 12/31/08 and 12/31/07, respectively and $482,494 and $368,091 for the nine months ended 12/31/08 and 12/31/07, respectively	880	-	3,780	-
	1,664,168	1,642,757	5,128,268	4,171,406
Interest Income	4,966	61,717	66,211	155,979
Loss on Equity Method Investments	-	-	(142,395)	-
Hedging Loss	-	-	(6,746)	-

Income (Loss) from continuing operations before income taxes and discontinued operations	(630,514)	96,967	1,079,274	(117,814)

Income Tax Provision	220,290	(33,938)	(412,651)	41,235

Income from discontinued operations, net of income taxes:
Pipeline Income	-	-	-	22,930
Gain on Sale of Pipeline	-	(2,854)	-	1,450,804
Income from discontinued operations	-	(2,854)	-	1,473,734
Net Income (Loss)	$(410,224)	$60,175	$666,623	$1,397,155

Basic & Diluted Loss per Common Share	$(0.01)	$0.00	$0.01	$0.02
Weighted Average Common Shares Outstanding	80,181,310	79,711,310	80,181,310	78,484,396

See Accompanying Notes to Consolidated Financial Statements

ReoStar Energy Corporation
Consolidated Statements of Cash Flows

	Nine Months Ended
	December 31, 2008 (unaudited)	December 31, 2007 (unaudited)
Operating Activities:
Net Income	$666,623	$1,397,155
Adjustments to reconcile net income to cash from operating activities:
Deferred Income Tax Expense	412,651	752,316
Depletion, Depreciation, & Amortization	1,236,372	873,097
Loss on Equity Method Investment	142,395	-
Stock based compensation	53,880	464,986
Joint Venture Partner Expense	-	3,084,789
Gain on Sale of Pipeline	-	(5,272,701)
Salvage in Excess of Plugging Costs	(50,290)	-
Changes in Operating Assets and Liabilities
Changes in Accrued Liabilities	(278,511)	(390,144)
Change in Inventory	(11,066)	-
Change in Related Party Receivables/Payables	(741,859)	(328,894)
Changes in Other Receivables	-	63,389
Changes in Hedging Account	6,746	(23,109)
Changes in Royalties Payable	8,102	48,345
Change in Revenue Receivables	293,777	(518,929)
Changes in Accounts Payable	(58,533)	(412,307)
Net Cash provided (used) from operating activities	1,680,287	(262,007)
Net Cash provided (used) from discontinued operations	-	6,202,067
Net Cash provided (used) by operating activities and discontinued operations	1,680,287	5,940,060

Investing Activities:
Oil & Gas Drilling, Completing and Leasehold Acquisition Costs	(7,724,800)	(4,944,410)
Change in Capitalized Note Accretion	-	105,000
Change in Related Party Payable related to drilling	(1,547,136)	(4,120,568)
Investment in Other Depreciable Assets	(458,569)	(1,475,435)
Investment in Equity Method Investment	-	(175,000)
Note Receivable Collections (Advances)	801,691	208,905
Net Cash used in investing activities	(8,928,814)	(10,401,508)

Financing Activities
Notes Payable (Payments) Advances	7,565,231	(2,105,078)
Loan Costs	(503,340)	-
Related Party Note (Payments) Advances	(250,750)	(100,000)
Net cash received from common stock subscriptions	-	6,885,353
Net Cash provided (used) from financing activities.	6,811,141	4,680,275
Net Increase (Decrease) in cash	(437,386)	218,827
Cash - Beginning of the period	592,665	212,254
Cash - End of the period	$155,279	$431,081

See Accompanying Notes to Consolidated Financial Statements

ReoStar Energy Corporation
Consolidated Statements of Cash Flows
(Continued)

	Nine Months Ended
	December 31, 2008 (unaudited)	December 31, 2007 (unaudited)
Supplemental Disclosure of Cash Flow Information
Cash paid during period for:
Interest	$290,898	$127,111

Income Taxes	$-	$-

Non Cash Investing and Financing Activities
Warrants Issued	$36,967	$-

Stock Based Property Acquisition	$-	$298,800

See Accompanying Notes to Consolidated Financial Statements

REOSTAR ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) BASIS OF PRESENTATION
The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the United States Securities and Exchange Commission. They do not include all information and notes required by generally accepted accounting principles for complete financial statements. However, except as disclosed, there has been no material change in the information disclosed in the notes to financial statements included in the Annual Report on Form 10-KSB of ReoStar Energy Corporation for the year ended March 31, 2008. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month and nine-month period ended December 31, 2008 are not necessarily indicative of the results that may be expected for the year ending March 31, 2009. The financial statements and notes are representations of the Company's management who are responsible for their integrity and objectivity. The Company's accounting policies conform to accounting principles generally accepted in the United States of America and have been consistently applied in the preparation of these financial statements.

(2) CAPITAL STOCK
We have authorized capital stock of 200 million shares of common stock. There were 80,181,310 shares of common stock issued and outstanding throughout the quarter ended December 31, 2008.

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

On April 1, 2007, ReoStar entered into employment contracts with certain officers. In conjunction with the employment contracts, the company approved the issuance of 700,000 shares of restricted stock. Of the 700,000 shares issued, 350,000 shares vested on March 31, 2008. The unvested portion of the restricted stock grant was cancelled in conjunction with the stock option grant described above. For the quarters ended December 31, 2008 and 2007, Salaries and Benefits included stock related compensation costs of $0 and $145,689, respectively. For the nine months ended December 31, 2008 and 2007, Salaries and Benefits included stock related compensation costs of $48,564 and $435,448, respectively. For each period, a liability of an equal amount was recorded as a contingent stock based compensation liability.

On April 1, 2007, ReoStar also entered into a stock option arrangement with two outside members of its board of directors. Both board members received stock options of 50,000 shares with a strike price of $1.11, one-third of which vest annually on March 31 2008, 2009, and 2010. In August 2008, one of the board members notified the company of his intention to renounce his stock options. For the quarters ended December 31, 2008 and 2007 other General & Administrative expenses included stock option costs of $0 and $9,845, respectively. For the nine months ended December 31, 2008 and 2007 other General & Administrative expenses included stock option costs of $5,316 and $29,538, respectively.

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

On October 30, 2008, the Company repaid the promissory note in full.

(4) SHORT TERM NOTES PAYABLE
During the first quarter, the Company drew $525,000 down on the Frost Bank line of credit. The line of credit was paid in full on October 30, 2008.

(5) OTHER RELATED PARTY PAYABLES
On October 30, 2008, the Company repaid a related party payable of $250,750 in full.

(6) NOTES PAYABLE
On October 30, 2008, the Company entered into a $25,000,000 senior secured credit facility with a bank. Initially, the borrowing base is set at $14,000,000. The borrowing base is based upon the Company's proven oil and gas reserves and is re-evaluated semi-annually. The note bears interest based upon the greater of 1) the rate announced publicly from time to time by the bank plus a margin that varies between 0.0% and 0.5% depending upon the percentage of borrowing base drawn and 2) the Federal funds rate plus a margin that varies between 0.5% and 1.0% depending upon the percentage of borrowing base drawn. At the Company's option, we may elect to make a Eurodollar advance. The interest rate on a Eurodollar advance is LIBOR plus a margin that ranges between 2.00% and 2.75% depending upon the percentage of borrowing base drawn. The credit facility matures October 30, 2011.

On December 31, 2008, the Company has drawn $8,000,000 of the $14,000,000 borrowing base. Accrued interest for the quarter totaling $56,830 was recorded as capitalized interest.

(7) NOTE RECEIVABLE
During the quarter, the Company restructured the note receivable from our drilling contractor. The drilling contractor made a principal payment of $750,000 in November, 2008. The balance of the note will be repaid with monthly payments of $50,000 which began in December, 2008 and accrues interest at 10% annually.

(8) SUBSEQUENT EVENTS
None.

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

Significant Accomplishments in the Third Quarter

The Company secured a $25 million senior secured credit facility with Union Bank of California during the quarter. The credit facility will be used to partially fund the Company's capital expenditure budget for the balance of this fiscal year and the fiscal years ending in 2010 and 2011.

Barnett Shale: We brought all three wells that were in process at the end of the second quarter on line during the quarter.

A fourth well was drilled during the quarter, and a fifth well was being drilled at the end of the quarter. No completion date has been targeted for these wells due to soft commodity prices.

Corsicana: We continue to acquire the deeper rights to leases as well as ratifying title to current leasehold. Two exploratory wells in the Pecan Gap formation were drilled during the quarter. The wells were completed during January 2009. We have identified several more drilling locations which are offsets to the wells completed in January and expect to spud the new wells late in the fourth quarter. We expect to reduce the exploration risk associated with drilling these deeper wells by selling up to 50% of the working interest in each of these wells to an industry partner.

Industry Environment

Oil is a global fungible commodity. The globalization of the world's economy, the rapid development of the emerging markets, and increased commodity speculation have resulted in unprecedented commodity pricing and volatility. Oil prices peaked at unprecedented highs in July before contracting significantly. By the end of December, oil prices were down more than 70% from the July highs.

While natural gas is also a fungible commodity, it is more regional in nature than oil. Constant changes in regional supplies and demand have resulted in significant pricing volatility in the natural gas market as well. Natural gas prices (the Houston Ship Channel index) peaked at $13 per MMBTU in early July and have since then dropped by more than 60%.

The rapid run up in commodity prices encouraged a substantial drilling, which resulted in upward pressure on finding and development costs. For example, during the second quarter, a shortage of pipe caused casing and tubing prices to dramatically increase, which resulted in a material increase in total completion costs.

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

• Plugging Costs. The Corsicana field is over one hundred years old and has hundreds of abandoned well bores scattered throughout the properties. In order to properly execute our enhanced oil recovery projects, we need to plug these abandoned, worn out well bores. Since the wells are fairly shallow, we are able to cement in the entire well bore at a cost of less than $2,500 per well. To date we have plugged over 150 old well bores in the Corsicana field and will continue to maintain a schedule of plugging wells throughout the year.

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

Results and Analysis of Financial Condition, Cash Flows and Liquidity

During the quarter ended December 31, 2008, we sold approximately 9,650 barrels of oil compared with approximately 9,980 barrels of oil for the quarter ended December 31, 2007, a decrease of approximately 3%. The average price for oil sold during the quarter ended December 31, 2008 was $55.90 per barrel compared with the average price for the quarter ended December 31, 2007 of $87.55 per barrel, a decrease of 36%.

We sold approximately 123,000 mcf of gas for the quarter ended December 31, 2008 compared with approximately 110,000 mcf of gas for the quarter ended December 31, 2007, an increase of approximately 12%. The average price for natural gas sold during the quarter ended December 31, 2008 was $3.10 per mcf (net of transportation, compression and CO2 charges) compared with $6.53 per mcf for the quarter ended December 31, 2007, a decrease of approximately 52.5%.

Oil and gas revenues for the nine months ended December 31, 2008 were $5,939,289 compared with $3,430,164 for the nine months ended December 31, 2007, an increase of approximately 73%.

During the fiscal quarter ended December 31, 2008, we incurred drilling and completion costs of approximately $2.9 million.

On December 31, 2008, we had $0.16 million in cash and total assets of $26.4 million. Debt consisted of accounts and notes payables to non-related parties of $9.9 million, of which, $9.2 million is long-term. We also had accounts and notes payables to related parties of $3.9 million.

During the quarter, we secured a $25 million credit facility secured by our assets. The material terms of the credit facility were reported on our Form 8-K filed on November 4, 2008. The remaining credit available under the credit facility at quarter end was $4.7 million.

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

Capital Requirements
Our primary needs for cash are for exploration and development of our Barnett Shale properties, expanding the enhanced oil recovery projects in our Corsicana properties, and the acquisition of additional oil and gas properties. Due to the tightening credit and equity markets, the increased costs, and the recent contraction in commodity pricing, we have suspended our development drilling program in the Barnett Shale and have deferred planned expansion of the enhanced oil recover project in Corsicana. While, management has not determined a capital expenditure budget for fiscal year 2010, we expect total investment to be less than half the amount during the current fiscal year.

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

Future Commitments
In addition to our capital expenditure program, we are committed to making cash payments in the future on two types of contracts: note agreements and operating leases. As of December 31, 2008, we have no capital leases nor have we entered into any material long-term contracts for equipment, nor do we have any off-balance sheet debt or other such unrecorded obligations.

The table below provides estimates of the timing of future payments that we are obligated to make based on agreements in place at December 31, 2008. In addition to the contractual obligations listed on the table below, our balance sheet at December 31, 2008 reflects accrued interest payable on our debt of $751,164, of which $544,772 is related to the Lease Notes Payable, which will not be due until the associated acreage is either sold or drilled.

	Fiscal Years Ending March 31,
	2009	2010	2011	2012	Thereafter	Total
Office Lease Payments	$37,500	$160,000	$-	$-	$-	$197,500
Notes Payable - Related Parties	-	-	-	-	3,518,924	3,518,924
Senior Secured Note Payable	-	-	8,000,000	-	-	8,000,000
Lease Notes Payable	-	-	-	-	1,213,000	1,213,000
	$37,500	$160,000	$8,000,000	$-	$4,731,924	$12,929,424

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

Although certain of our costs and expenses are affected by general inflation, inflation does not normally have a significant effect on our business. In a trend that began in 2004 and accelerated during the first quarter, commodity prices for oil and gas increased significantly. The higher prices led to increased activity in the industry and, consequently, rising costs. These costs trends have put pressure not only on our operating costs but also on our capital costs. Industry capital costs have nearly doubled during the last two years. Industry analysts expect the trend to continue during the next fiscal year.

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

At December 31, 2008, deferred tax liabilities exceeded deferred tax assets by $2.55 million. We may be challenged by taxing authorities over the amount and/or timing of recognition of revenues and deductions in our various income tax returns. Although we believe that we have adequately provided for all taxes, gains or losses could occur in the future due to changes in estimates or resolution of outstanding tax matters.

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

The other royalty owners representing the remaining two-thirds mineral ownership have ratified the lease. In October 2008, the Court issued an order requiring the Company and plaintiff to attend mediation to settle the matter. The Company and plaintiff attended mediation in Corsicana, Texas, but were unable to resolve the matter during the mediation.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Not applicable.

ITEM 5. OTHER INFORMATION.

Not applicable.

ITEM 6. EXHIBITS.

EXHIBIT NUMBER	DESCRIPTION

10.1	Credit Agreement, dated October 30, 2008, among ReoStar Energy Corporation, certain lenders party thereto from time to time, and Union Bank of California, N.A. as administrative agent and issuing lender. (Incorporated by reference from the registrant's current report on Form 8-K filed on November 4, 2008.)
10.2	Security Agreement, dated October 30, 2008, among ReoStar Energy Corporation, ReoStar Gathering, Inc., ReoStar Leasing, Inc., ReoStar Operating Incorporated, and Union Bank of California, N.A. as administrative agent. (Incorporated by reference from the registrant's current report on Form 8-K filed on November 4, 2008.)
10.3	Pledge Agreement, dated October 30, 2008, among ReoStar Energy Corporation and Union Bank of California, N.A. as administrative agent. (Incorporated by reference from the registrant's current report on Form 8-K filed on November 4, 2008.)
31.1	CEO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	CFO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	CEO Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	CFO Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

           Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REOSTAR ENERGY CORPORATION

February 12, 2009
By /s/ Scott D. Allen
Scott D. Allen, Chief Financial Officer (Principal Financial Officer and duly authorized signatory)

EXHIBITS INDEX

EXHIBIT NUMBER	DESCRIPTION

10.1	Credit Agreement, dated October 30, 2008, among ReoStar Energy Corporation, certain lenders party thereto from time to time, and Union Bank of California, N.A. as administrative agent and issuing lender. (Incorporated by reference from the registrant's current report on Form 8-K filed on November 4, 2008.)
10.2	Security Agreement, dated October 30, 2008, among ReoStar Energy Corporation, ReoStar Gathering, Inc., ReoStar Leasing, Inc., ReoStar Operating Incorporated, and Union Bank of California, N.A. as administrative agent. (Incorporated by reference from the registrant's current report on Form 8-K filed on November 4, 2008.)
10.3	Pledge Agreement, dated October 30, 2008, among ReoStar Energy Corporation and Union Bank of California, N.A. as administrative agent. (Incorporated by reference from the registrant's current report on Form 8-K filed on November 4, 2008.)
31.1	CEO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	CFO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	CEO Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	CFO Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002