Form 10-Q
period 2009-06-30
ReoStar Energy CORP
filed 2009-08-14
CIK 1335288

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2009

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

Yes ☒   No ☐

                   Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☒   No ☐

                   Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

                   Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐   No ☒

                   Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at August 12, 2009

Common Stock, par value $0.001 per share	80,353,912

Page

PART I - FINANCIAL INFORMATION

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS.

ReoStar Energy Corporation
Consolidated Balance Sheets

	June 30, 2009 (unaudited)	March 31, 2009
ASSETS
Current Assets:
Cash	$518,822	$426,430
Accounts Receivable:
Oil & Gas - Related Party	424,701	337,879
Related Party	1,366,835	1,107,854
Other	29,845	15,760
Inventory	24	7,514
Other Current Assets	6,317	6,317
Total Current Assets	2,346,544	1,901,754

Note Receivable	553,536	553,536

Oil and Gas Properties - successful efforts method	25,389,613	25,254,777
Less Accumulated Depletion and Depreciation	(6,786,629)	(6,206,558)
Oil & Gas Properties (net)	18,602,984	19,048,219

Other Depreciable Assets:	2,285,642	2,171,654
Less Accumulated Depreciation	(364,554)	(315,093)
Other Depreciable Assets (net)	1,921,088	1,856,561

Leasehold Held for Sale	150,000	150,000
Total Assets	$23,574,152	$23,510,070

LIABILITIES
Current Liabilities:
Accounts Payable	$46,788	$22,033
Payable to Related Parties	78,476	148,550
Accrued Expenses	104,915	106,141
Accrued Expenses - Related Parties	120,267	130,870
Total Current Liabilities	350,446	407,594

Notes Payable	10,037,236	8,955,202
Notes Payable - Related Parties	3,518,924	3,518,924
Total Long-Term Debt	13,556,160	12,474,126

Asset Retirement Obligation	354,829	344,079
Deferred Tax Liability	1,362,738	1,702,782
Total Liabilities	15,624,173	14,928,581

Commitments & Contingencies:	-	-

Stockholders' Equity
Common Stock, $.001 par,200,000,000 shares authorized and 80,353,912 and outstanding on June 30, 2009 and March 31, 2009	80,353	80,353
Additional Paid-In-Capital	11,032,868	10,959,965
Retained Deficit	(3,163,242)	(2,458,829)
Total Stockholders' Equity	7,949,979	8,581,489
Total Liabilities & Stockholders' Equity	$23,574,152	$23,510,070

See Accompanying Notes to Consolidated Financial Statements

ReoStar Energy Corporation
Consolidated Statements of Operations

	Three Months Ended
	June 30, 2009 (unaudited)	June 30, 2008 (unaudited)
Revenues
Oil & Gas Sales	$618,071	$2,752,747
Other Income	83,463	99,416
	701,534	2,852,163

Costs and Expenses
Oil & Gas Lease Operating Expenses	528,203	596,033
Workover Expenses	-	72,425
Severance & Ad Valorem Taxes	34,066	154,620
Depletion & Depreciation	711,566	400,976
ARO Accretion	10,750	-
General & Administrative:
Salaries & Benefits	201,560	196,376
Legal & Professional	127,851	149,334
Other General & Administrative	145,965	132,326
Interest, net of capitalized interest of $121,898 and $161,576 for the three months ended June 30, 2009 and June 30, 2008, respectively	-	-
	1,759,961	1,702,090
Other Income (Expense)
Interest Income	13,970	61,205
Hedging Losses	-	(6,653)

Income (Loss) from continuing operations before income taxes	(1,044,457)	1,204,625

Income Tax Benefit (Expense)	340,044	(421,618)
Net Income (Loss)	(704,413)	783,007

Basic & Diluted (Loss) Income per Common Share:	-	-
Net Income (Loss) per Common Share	$(0.01)	$0.01

Weighted Average Common Shares Outstanding	80,353,912	80,181,310

See Accompanying Notes to Consolidated Financial Statements

ReoStar Energy Corporation
Consolidated Statements of Cash Flows

	Three Months Ended
	June 30, 2009 (unaudited)	June 30, 2008 (unaudited)
Operating Activities:
Net Income (Loss)	$(704,413)	$783,007
Adjustments to reconcile net income to net cash from operating activities:
Deferred Income Tax Expense	(340,044)	421,619
Depletion, Depreciation, & Amortization	711,566	400,976
ARO accretion	10,750	-
Stock based compensation	72,903	53,880
Changes in Operating Assets and Liabilities
Changes in Accrued Liabilities	(1,226)	59,395
Change in Inventory	7,490	(13,210)
Change in Related Party Receivables/Payables	(339,658)	(237,156)
Changes in Other Receivables	(14,085)	(40,339)
Changes in Other Current Assets	-	6,652
Change in Revenue Receivables	(86,822)	(1,008,975)
Changes in Accounts Payable	24,755	36,220
Net Cash provided (used) by operating activities	(658,784)	462,069

Investing Activities:
Oil & Gas Drilling, Completing and Leasehold Acquisition Costs	(134,836)	(4,451,908)
Change in Related Party Payable related to drilling	-	2,753,088
Investment in Other Depreciable Assets	(113,988)	(177,368)
Note Receivable Collections	-	14,166
Net Cash used by investing activities	(248,824)	(1,862,022)

Financing Activities
Notes Payable Advances Net of Loan Fees	1,000,000	653,564
Related Party Note Advances	-	500,000
Net Cash provided by financing activities	1,000,000	1,153,564

Net Increase (Decrease) in cash	92,392	(246,389)
Cash - Beginning of the period	426,430	592,665
Cash - End of the period	$518,822	$346,276

See Accompanying Notes to Consolidated Financial Statements

ReoStar Energy Corporation
Consolidated Statements of Cash Flows
(Continued)

	Three Months Ended
	June 30, 2009 (unaudited)	June 30, 2008 (unaudited)
Supplemental Disclosure of Cash Flow Information
Cash paid during period for:
Interest	$139,771	$87,988

Income Taxes	$-	$-

Non Cash Investing and Financing Activities
Stock Issued for Interest	$-	$36,967

Stock Based Compensation	$72,903	$53,880

See Accompanying Notes to Consolidated Financial Statements

REOSTAR ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) BASIS OF PRESENTATION
The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the United States Securities and Exchange Commission. They do not include all information and notes required by generally accepted accounting principles for complete financial statements. However, except as disclosed, there has been no material change in the information disclosed in the notes to the consolidated financial statements included in the Annual Report on Form 10-K of ReoStar Energy Corporation for the year ended March 31, 2009. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended June 30, 2009 are not necessarily indicative of the results that may be expected for the year ending March 31, 2010. The consolidated financial statements and notes are representations of the Company's management who are responsible for their integrity and objectivity. The Company's accounting policies conform to accounting principles generally accepted in the United States of America and have been consistently applied in the preparation of these consolidated financial statements.

(2) CAPITAL STOCK
We have authorized capital stock of 200 million shares of common stock. There were 80,353,912 shares of common stock issued and outstanding throughout the quarter ended June 30, 2009.

On July 25, 2008, the Board of Directors approved the 2008 Long-Term Incentive Plan whereby the Company reserved 8,000,000 shares of stock for issuance under the plan. The Board also approved the grant of 2,500,000 options to certain officers under the plan. The options have a strike price of $0.35 per share, which was the closing price on July 24, 2008, and expire on July 25, 2018. The options vest over a three year period, with the first third vesting on March 31, 2009. The options were valued at $679,992 using the Black-Scholes model with a volatility of 194%. Salaries and Benefits included stock option related compensation costs of $70,960 and $0 for the three months ended June 30, 2009 and 2008 respectively.

On April 1, 2007, ReoStar entered into employment contracts with certain officers. In conjunction with the employment contracts, the company approved the issuance of 700,000 shares of restricted stock. Of the 700,000 shares issued, 350,000 shares vested on March 31, 2008. The unvested portion of the restricted stock grant was cancelled in conjunction with the stock option grant described above. For the quarters ended June 30, 2009 and 2008, Salaries and Benefits included stock related compensation costs of $0 and $48,588, respectively.

On April 1, 2007, ReoStar also entered into a stock option arrangement with two outside members of its board of directors. Both board members received stock options of 50,000 shares with a strike price of $1.11, one-third of which vest annually on March 31 2008, 2009, and 2010. For the quarters ended June 30, 2009 and 2008 Salaries and Benefits expense included stock option costs of $5,313 and $2,307, respectively.

(3) NOTES PAYABLE
On October 30, 2008, the Company entered into a $25,000,000 senior secured credit facility with a bank. Initially, the borrowing base is set at $14,000,000. The borrowing base is based upon the Company's proven oil and gas reserves and is re-evaluated semi-annually. The borrowing base is in the process of the semi-annual re-evaluation and has not yet been redetermined.

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

On June 30, 2009, the Company has drawn $10,800,000 of the $14,000,000 borrowing base. Interest for the quarter totaled $67,892 and was capitalized.

(4) SUBSEQUENT EVENTS
In July, the Company entered into certain hedging transactions as follows:

Swaps
The Company entered into a swap contract for 2,000 barrels of oil per month from August through December 2009. The contract locks in the price of oil at $70.40 per barrel. The Company entered into a swap contract for 20,000 MMBTU of natural gas per month from August through December 2009. The contract locks in the price of natural gas at $4.205 per MMBTU. The Company entered into a swap contract for 20,000 MMBTU of natural gas per month from January through June 2010. The contract locks in the price of natural gas at $5.54 per MMBTU.

Collars
The Company entered into put and call contracts which collar 2,000 barrels of oil per month during calendar 2010. The floor is $65 per barrel and the ceiling is $85 per barrel. The Company also entered into put and call contracts which collar 20,000 MMBTU of natural gas per month from July through December 2010. The floor is $5.50 per MMBTU and the ceiling is $6.50 per MMBTU.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

CAUTIONARY STATEMENT

You should read the following discussion and analysis in conjunction with our unaudited condensed consolidated financial statements and the related notes thereto contained elsewhere in this report. The information contained in this quarterly report on Form 10-Q is not a complete description of our business or the risks associated with an investment in our common stock. We urge you to carefully review and consider the various disclosures made by us in this report and in our other reports filed with the Securities and Exchange Commission, or SEC, including our annual report on Form 10-K for the year ended March 31, 2009 and subsequent reports on Form 8-K, which discuss our business in greater detail.

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

We own approximately 9,500 gross acres of leasehold, which include 5,700 acres of exploratory and developmental prospects as well as 3,800 acres of enhanced oil recovery prospects. We have built a multi-year inventory of drilling projects and drilling locations and currently have enough acreage to sustain several years of drilling.

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

Industry Environment

The globalization of the world's economy, the rapid development of the emerging markets, and increased commodity speculation have recently resulted in unprecedented commodity pricing and volatility. Oil prices peaked at unprecedented highs in July 2008 before contracting significantly. At their low in January 2009, oil prices were down more than 75% from the July highs. Prices have since nearly doubled to approximately $70 per barrel.

While natural gas is also a fungible commodity, it is more regional in nature than oil. Constant changes in regional supplies and demand have resulted in significant pricing volatility in the natural gas market as well. Natural gas prices (the Houston Ship Channel index) peaked at $13 per MMBTU in early July 2008 and have since then dropped by more than 75%. Natural gas prices remain weak with current pricing under $4 per MMBTU.

The rapid run up in commodity prices encouraged substantial drilling, which resulted in upward pressure on finding and development costs. For example, during last fiscal year, a shortage of pipe caused casing and tubing prices to dramatically increase, which resulted in a material increase in total completion costs.

The commodity pricing volatility accompanied with cost volatility has significantly reduced operating margins and has negatively impacted our ability to accurately forecast cash flows.

The recent reduction in commodity pricing for natural gas has helped ease drilling and service costs pressures. However, we expect them to remain at a high level relative to past pricing. In addition, we expect lease operating expenses to continue to rise as producers are forced to make operational enhancements to maintain production in more mature fields.

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

Principal Components of Our Cost Structure

• Direct Operating Expenses. These are day-to-day costs incurred to bring hydrocarbons out of the ground and to the market together with the daily costs incurred to maintain our producing properties. Such costs also include work-over repairs to our oil and gas properties not covered by insurance. To minimize and help control our costs, we acquired a work-over drilling rig and a swab rig in June of 2007. We recently purchased and refurbished a shallow well oil drilling rig which will be used to drill our Corsicana Nacatoch and Pecan Gap wells.

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

 Results and Analysis of Financial Condition, Cash Flows and Liquidity

During the quarter ended June 30, 2009, we sold approximately 7,175 barrels of oil compared with approximately 14,630 barrels of oil for the quarter ended June 30, 2008, a decrease of approximately 50%.

The average price for oil sold during the quarter ended June 30, 2009 was $56.50 per barrel compared with the average price for the quarter ended June 30, 2008 of $123.01 per barrel, a decrease of 54%.

We sold approximately 111,160 mcf of gas for the quarter ended June 30, 2009 compared with approximately 109,755 mcf of gas for the same period a year earlier, an increase of approximately 1%. The average price for natural gas sold during the quarter ended June 30, 2009 was $1.91 per mcf (net of transportation, compression and CO2 charges) compared with $8.68 per mcf for the quarter ended June 30, 2009, a decrease of approximately 78%.

Oil and gas revenues for the three months ended June 30, 2009 were $618,071 compared with $2,752,747 for the three months ended June 30, 2008, a decrease of approximately 78%.

During the quarter ended June 30, 2009, we incurred drilling and completion costs of approximately $135,000.

On June 30, 2009, we had $518,000 in cash and total assets of $23.5 million. Debt consisted of accounts and notes payables to non-related parties of $10.9 million, of which, $10.8 million is long-term. We also had accounts and notes payables to related parties of $3.7 million.

During the quarter, we drew $1 million on the Union Bank credit facility secured by our assets. The material terms of the credit facility were reported on our Form 8-K filed on November 4, 2008. The remaining credit available under the credit facility at quarter end was $3.2 million.

We continue to consider various other financing options which may or may not be implemented during this fiscal year.

Cash Flow
Our principal sources of cash are operating cash flow, the sale of a portion of the working interest in our drilling projects, the credit facility and other financing options, including debt and equity, which may be available to us from time to time. Our operating cash flow is highly dependent on oil and gas prices.

Based on current projections and oil and gas futures prices, the balance of the 2010 capital program is expected to be funded with internal cash flow and the proceeds of the credit facility.

Capital Requirements
Our primary needs for cash are for exploration of the Pecan Gap acreage in our Corsicana leasehold, development drilling in our Barnett Shale properties, expanding the enhanced oil recovery projects in our Corsicana properties, and the acquisition of additional oil and gas properties. Due to the tightening credit and equity markets, the increased costs, and the recent contraction in commodity pricing, we have suspended our development drilling program in the Barnett Shale and have deferred planned expansion of the enhanced oil recover project in Corsicana. Management has set a capital expenditure budget of $3 million for fiscal year 2010.

The capital expenditure budget will primarily be invested on the Pecan Gap drilling program. The wells are approximately 1,500 feet deep and cost approximately $100,000 each to drill. We have working interest partners that have agreed to participate in the drilling program and we may drill as many as 35 wells during the fiscal year. We expect to retain between 50% and 75% of each well. The balance of the capital expenditure budget will be invested in the drilling of two additional Barnett wells to meet our drilling requirements and in the completion of two Barnett wells that were drilled during the prior fiscal year.

There can be no assurance that internal cash flow and other capital sources will provide sufficient funds to maintain capital expenditures that we believe are necessary to efficiently develop our properties and offset inherent declines in production and proved reserves. Even if we are successful in raising capital through the sources specified, there can be no assurances that any such financing would be available in a timely manner or on terms acceptable to us and our shareholders. Additional equity financing could be dilutive to our shareholders, and any debt financing could involve restrictive covenants with respect to future capital raising activities and other financial and operational matters.

Future Commitments
In addition to our capital expenditure program, we are committed to making cash payments in the future on two types of contracts: note agreements and operating leases. As of June 30, 2009, we have no capital leases nor have we entered into any material long-term contracts for equipment, nor do we have any off-balance sheet debt or other such unrecorded obligations.

The table below provides estimates of the timing of future payments that we are obligated to make based on agreements in place at June 30, 2009. In addition to the contractual obligations listed on the table below, our balance sheet at June 30, 2009 reflects accrued interest payable on our debt of $136,027.

	Fiscal Years Ending March 31,
	2010	2011	2012	Thereafter	Total
Office Lease Payments	$93,100	$-	$-	$-	$93,100
Notes Payable - Related Parties	-	-	-	3,518,92	3,518,924
Senior Secured Note Payable	-	-	10,800,000	-	10,800,000
	$93,100	$-	$10,800,000	$3,518,924	$14,412,024

Hackberry Prospect Acquisition
On May 20, 2009, the Company entered into a Purchase and Sale Agreement to acquire 13,000 acres leasehold estate with rights to acquire an additional 30,000 acres designated within an area of mutual interest, known as the Hackberry Project. The Company also entered into a related Development Agreement providing for the operator of the prospect and its development.

The closing of the acquisition and related development was subject to certain conditions precedent, and the agreements provided that if the transactions did not close by August 1, 2009, both the Purchase and Sale Agreement and the Development Agreement would terminate pursuant to their own terms. The transactions were not consummated by August 1, 2009, and the agreements have therefore been terminated and are of no further force and effect.

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

In July, the Company placed hedges on a portion of our future production. The hedging contracts we entered into have locked the price we receive for oil for the balance of calendar 2009 in at $70.40 per barrel for 2,000 barrels per month. We also collared prices for 2,000 barrels of oil per month for calendar year 2010 with a floor of $65 per barrel and a ceiling of $85 per barrel. For natural gas, we locked the price we receive for 20,000 MMBTU per month for the balance of 2009 at $4.205 per MMBTU. From January through June 2010, we locked natural gas prices for 20,000 MMBTU per month at $5.54 per MMBTU. From July through December 2010, we collared natural gas prices for 20,000 MMBTU per month at a floor of $5.50 per MMBTU and a ceiling of $6.50 per MMBTU.

As our production grows, we may increase the number of hedges we have in place. Additionally, we may place hedges further into the future.

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

At June 30, 2009, deferred tax liabilities exceeded deferred tax assets by $1.36 million. We may be challenged by taxing authorities over the amount and/or timing of recognition of revenues and deductions in our various income tax returns. Although we believe that we have adequately provided for all taxes, gains or losses could occur in the future due to changes in estimates or resolution of outstanding tax matters.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Not applicable.

ITEM 5. OTHER INFORMATION.

Not applicable.

ITEM 6. EXHIBITS.

EXHIBIT NUMBER	DESCRIPTION

10.1	Purchase and Sale Agreement, dated May 20, 2009, among ReoStar Energy Corporation, ZAZA Energy, LLC, and Eli Smith.
10.2	Exploration and Development Agreement dated May 20, 2009, between ReoStar Energy Corporation and ZAZA Energy, LLC.
31.1	CEO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	CFO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	CEO Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	CFO Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

           Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REOSTAR ENERGY CORPORATION

August 14, 2009
By /s/ Scott D. Allen
Scott D. Allen, Chief Financial Officer (Principal Financial Officer and duly authorized signatory)

EXHIBITS INDEX

EXHIBIT NUMBER	DESCRIPTION

10.1	Purchase and Sale Agreement, dated May 20, 2009, among ReoStar Energy Corporation, ZAZA Energy, LLC, and Eli Smith.
10.2	Exploration and Development Agreement dated May 20, 2009, between ReoStar Energy Corporation and ZAZA Energy, LLC.
31.1	CEO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	CFO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	CEO Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	CFO Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002