Form 10-Q
period 2009-09-30
ReoStar Energy CORP
filed 2009-11-16
CIK 1335288

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2009

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
Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

                   Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐   No ☒

                   Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at November 12, 2009

Common Stock, par value $0.001 per share	81,643,912

Page

PART I - FINANCIAL INFORMATION

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS.

ReoStar Energy Corporation
Consolidated Balance Sheets

	September 30, 2009 (unaudited)	March 31, 2009
ASSETS
Current Assets:
Cash	$105,457	$426,430
Accounts Receivable:
Oil & Gas - Related Party	382,987	337,879
Related Party	773,219	1,107,854
Other	41,554	15,760
Inventory	2,445	7,514
Hedging Account	6,317	6,317
Total Current Assets	1,311,979	1,901,754

Note Receivable	553,536	553,536

Oil and Gas Properties - successful efforts method	26,316,823	25,254,777
Less Accumulated Depletion and Depreciation	(7,328,208)	(6,206,558)
Oil & Gas Properties (net)	18,988,615	19,048,219

Other Depreciable Assets:	2,322,167	2,171,654
Less Accumulated Depreciation	(425,303)	(315,093)
Other Depreciable Assets (net)	1,896,864	1,856,561

Leasehold Held for Sale	150,000	150,000
Total Assets	$22,900,994	$23,510,070

LIABILITIES
Current Liabilities:
Accounts Payable	$59,466	$22,033
Payable to Related Parties	29,812	148,550
Accrued Expenses	132,902	106,141
Accrued Expenses - Related Party	109,664	130,870
Hedging Liabilities - Current	120,869	-
Total Current Liabilities	452,713	407,594

Notes Payable	10,119,270	8,955,202
Notes Payable - Related Parties	3,518,924	3,518,924
Total Long-Term Debt	13,638,194	12,474,126

Asset Retirement Obligation	387,353	344,079
Hedging Liability - Noncurrent	25,056	-
Deferred Tax Liability	1,010,794	1,702,782
Total Liabilities	15,514,110	14,928,581

Commitments & Contingencies:	-	-

Stockholders' Equity
Common Stock, $.001 par,200,000,000 shares authorized and 81,643,912 shares outstanding on September 30, 2009 and 80,353,912 shares outstanding on March 31, 2009	81,643	80,353
Additional Paid-In-Capital	11,685,345	10,959,965
Retained Deficit	(4,380,104)	(2,458,829)
Total Stockholders' Equity	7,386,884	8,581,489
Total Liabilities & Stockholders' Equity	$22,900,994	$23,510,070

See Accompanying Notes to Consolidated Financial Statements

ReoStar Energy Corporation
Consolidated Statements of Operations

	Three Months Ended		Six Months Ended
	September 30, 2009 (unaudited)	September 30, 2008 (unaudited)	September 30, 2009 (unaudited)	September 30, 2008 (unaudited)
Revenues
Oil & Gas Sales	$556,141	$2,282,048	$1,174,212	$5,034,795
Sale of Leases	137,677	18,005	137,677	18,005
Other Income	90,119	109,568	173,582	208,983
	783,937	2,409,621	1,485,471	5,261,783
Costs and Expenses
Oil & Gas Lease Operating Expenses	515,195	789,234	1,043,398	1,385,267
Workover Expenses	43,998	87,982	43,998	160,407
Severance & Ad Valorem Taxes	31,129	132,125	65,195	286,237
Depletion & Depreciation	684,361	381,660	1,395,927	782,636
ARO Accretion	11,031	-	21,781	-
General & Administrative:
Salaries & Benefits	201,935	135,068	403,495	321,613
Legal & Professional	648,979	193,129	776,830	313,639
Other General & Administrative	126,406	40,295	272,371	211,784
Interest, net of capitalized interest of $132,375 and $151,343 for the three months ended 9/30/09 and 9/30/08, respectively and $254,273 and $312,919 for the six months ended 9/30/08 and 9/30/08, respectively	-	2,900	-	2,900
	2,263,034	1,762,393	4,022,995	3,464,483
Other Income (Expense)
Interest Income	13,934	40	27,904	61,246
Loss on Equity Method Investments	-	(142,395)	-	(142,395)
Hedging Gain (Loss)	(103,643)	(93)	(103,643)	(6,746)
Income (Loss) from continuing operations before income taxes	(1,568,806)	504,780	(2,613,263)	1,709,405

Income Tax Benefit (Expense)	351,944	(211,323)	691,988	(632,941)

Net Income (Loss)	$(1,216,862)	$293,457	$(1,921,275)	$1,076,464

Basic & Diluted Loss per Common Share	$(0.02)	$0.00	$(0.02)	$0.01
Weighted Average Common Shares Outstanding	80,998,912	80,181,310	80,722,483	80,181,310

See Accompanying Notes to Consolidated Financial Statements

ReoStar Energy Corporation
Consolidated Statements of Cash Flows

	Six Months Ended
	September 30, 2009 (unaudited)	September 30, 2008 (unaudited)
Operating Activities:
Net (Loss) Income	$(1,921,275)	$1,076,464
Adjustments to reconcile net (loss) income to cash from operating activities:
Income Tax (Benefit) Expense	(691,988)	632,941
Depletion, Depreciation, & Amortization	1,395,927	782,636
Loss on Equity Method Investment	-	142,395
Stock based compensation	146,171	53,880
Non-employee stock based compensation	580,500	-
ARO Accretion	43,274	-
Changes in Operating Assets and Liabilities
Changes in Accrued Liabilities	26,826	86,086
Change in Inventory	5,069	(3,983)
Change in Related Party Receivables/Payables	194,691	(1,149,370)
Changes in Other Receivables	(25,794)	-
Changes in Hedging Activity	145,925	6,746
Changes in Royalties Payable	-	29,462
Change in Revenue Receivables	(45,173)	(343,971)
Changes in Accounts Payable	37,433	208,985
Net Cash provided (used) from operating activities	(108,414)	1,522,271

Investing Activities:
Oil & Gas Drilling, Completing and Leasehold Acquisition Costs	(1,062,046)	(4,843,315)
Change in Related Party Payable related to drilling	-	2,170,131
Investment in Other Depreciable Assets	(150,513)	(365,936)
Note Receivable Collections (Advances)	-	6,611
Net Cash used in investing activities	(1,212,559)	(3,032,509)

Financing Activities
Notes Payable (Payments) Advances	1,000,000	702,505
Related Party Note Advances	-	500,000
Net Cash provided from financing activities.	1,000,000	1,202,505

Net Decrease in cash	(320,973)	(307,733)
Cash - Beginning of the period	426,430	592,665
Cash - End of the period	$105,457	$284,932

See Accompanying Notes to Consolidated Financial Statements

ReoStar Energy Corporation
Consolidated Statements of Cash Flows
(Continued)

	Six Months Ended
	September 30, 2009 (unaudited)	September 30, 2008 (unaudited)
Supplemental Disclosure of Cash Flow Information
Cash paid during period for:
Interest Interest	$118,709	$195,386

Income Taxes	$-	$-

Non Cash Investing and Financing Activities
Warrants Issued	$-	$36,967

Stock Based Consulting Fees	$580,500	$-

See Accompanying Notes to Consolidated Financial Statements

REOSTAR ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) BASIS OF PRESENTATION
The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the United States Securities and Exchange Commission. They do not include all information and notes required by generally accepted accounting principles for complete financial statements. However, except as disclosed, there has been no material change in the information disclosed in the notes to the consolidated financial statements included in the Annual Report on Form 10-K of ReoStar Energy Corporation for the year ended March 31, 2009. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended September 30, 2009 are not necessarily indicative of the results that may be expected for the year ending March 31, 2010. The consolidated financial statements and notes are representations of the Company's management who are responsible for their integrity and objectivity. The Company's accounting policies conform to accounting principles generally accepted in the United States of America and have been consistently applied in the preparation of these consolidated financial statements.

(2) CAPITAL STOCK
We have authorized capital stock of 200 million shares of common stock. The Company issued 1,290,000 shares of common stock in August to various consultants as compensation for their services. The stock was valued at $580,500 and was reported as an expense during the quarter ended September 30, 2009. There were 81,643,912 shares of common stock issued at September 30, 2009.

On July 25, 2008, the Board of Directors approved the 2008 Long-Term Incentive Plan whereby the Company reserved 8,000,000 shares of stock for issuance under the plan. The Board also approved the grant of 2,500,000 options to certain officers under the plan. The options have a strike price of $0.35 per share, which was the closing price on July 24, 2008, and expire on July 25, 2018. The options vest over a three year period, with the first third vesting on March 31, 2009. The options were valued at $679,992 using the Black-Scholes model with a volatility of 194%. Salaries and Benefits included stock option related compensation costs of $141,556 and $0 for the six months ended September 30, 2009 and 2008 respectively.

On April 1, 2007, ReoStar entered into employment contracts with certain officers. In conjunction with the employment contracts, the company approved the issuance of 700,000 shares of restricted stock. Of the 700,000 shares issued, 350,000 shares vested on March 31, 2008. The unvested portion of the restricted stock grant was cancelled in conjunction with the stock option grant described above. For the six months ended September 30, 2009 and 2008, Salaries and Benefits included stock related compensation costs of $0 and $48,567, respectively.

On April 1, 2007, ReoStar also entered into a stock option arrangement with two outside members of its board of directors. Both board members received stock options of 50,000 shares with a strike price of $1.11, one-third of which vest annually on March 31, 2008, 2009, and 2010. For the six months ended September 30, 2009 and 2008 Salaries and Benefits expense included stock option costs of $4,615 and $5,313, respectively.

(3) NOTES PAYABLE
On October 30, 2008, the Company entered into a $25,000,000 senior secured credit facility with a bank. Initially, the borrowing base is set at $14,000,000. The borrowing base is based upon the Company's proven oil and gas reserves and is re-evaluated semi-annually. The borrowing base is in the process of the semi-annual re-evaluation and has not yet been re-determined.

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

On September 30, 2009, the Company has drawn $10,800,000 of the $14,000,000 borrowing base. Interest for the six months totaled $125,055 and was capitalized.

(4) DERIVATIVE INSTRUMENTS AND PRICE RISK MANAGEMENT

The Company does not engage in speculative derivative activities or derivative trading activities, nor does it use derivatives with leverage features. The Company uses derivative instruments from time to time to manage market risks resulting from the fluctuations in the prices of crude oil and natural gas. The gains and losses resulting from changes in the fair value of derivatives are recorded in operations. See Note 5 for the fair values of the derivatives as of September 30, 2009.

The Company may periodically enter into derivative contracts, including price swaps and costless collars utilizing put and call options, which require payments to (or receipts from) counterparties based upon the differential between a fixed price and a variable price for a fixed quantity of crude oil or natural gas without delivering the physical product. The notional amount of the financial instruments is based upon production forecasts from existing wells.

During the quarter ended September 30, 2009, the Company entered into a swap contract for 2,000 barrels of oil per month from August through December 2009. The contract locks in the price of oil at $70.40 per barrel. The Company entered into a swap contract for 20,000 MMBTU of natural gas per month from August through December 2009. The contract locks in the price of natural gas at $4.205 per MMBTU. The Company entered into a swap contract for 20,000 MMBTU of natural gas per month from January through June 2010. The contract locks in the price of natural gas at $5.54 per MMBTU.

During the quarter ended September 30, 2009, the Company entered into put and call contracts which collar 2,000 barrels of oil per month during calendar 2010. The floor is $65 per barrel and the ceiling is $85 per barrel. The Company also entered into put and call contracts which collar 20,000 MMBTU of natural gas per month from July through December 2010. The floor is $5.50 per MMBTU and the ceiling is $6.50 per MMBTU.

There were no net premiums paid or received when the Company entered into these contracts.

The following table reflects open commodity derivative hedging contracts as of September 30, 2009, the associated volumes, and the corresponding weighted NYMEX reference price.

Settlement Period	Monthly Volumes		Fixed Price	Price Floor	Price Ceiling
Crude Oil Swaps
10/01/09 - 12/31/09	2,000	BBLS	$70.40	N/A	N/A

Natural Gas Swaps
10/01/09 - 12/31/09	20,000	MMBTU	$4.205	N/A	N/A
1/01/10 - 6/30/10	20,000	MMBTU	$5.54	N/A	N/A

Crude Oil Collars
1/01/10 - 12/31/10	2,000	BBLS	N/A	$65.00	$85.00

Natural Gas Collars
7/1/10 - 12/31/10	20,000	MMBTU	N/A	$5.50	$6.50

(5) FAIR VALUE MEASUREMENTS
FASB Codification Topic 820-10, Fair Value Measurements and Disclosures defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. However, it does not require new or additional fair value measurements, rather, its application is made pursuant to other accounting pronouncements that require or permit fair value measurements.

The Company measures its derivative instruments in accordance with FASB Codification Topic 820-10. 820-10 specifies a valuation hierarchy based on whether the inputs to those valuation techniques are observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect the Company's own assumptions. These two types of inputs have created the following fair value hierarchy:
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

This hierarchy requires the Company to minimize the use of unobservable inputs and to use observable market data, if available, when estimating fair value. The following table represents our derivative assets and liabilities measured at fair value as of September 30, 2009.

Type of Contract	Balance Sheet Location	Estimated Fair Value

Crude Oil Swaps	Other Current Liabilities	$2,104
Natural Gas Swaps	Other Current Liabilities	82,860
Crude Oil Collars	Other Current Liabilities	16,273
Natural Gas Collars	Other Current Liabilities	19,632
Total Current Derivative Liabilities		$120,869

Crude Oil Collars	Other Non-Current Liabilities	$5,424
Natural Gas Collars	Other Non-Current Liabilities	19,632
Total Non-Current Derivative Liabilities		$25,056
Total Derivative Liabilities		145,925

(6) SUBSEQUENT EVENTS
In October, the Company sold approximately 290 acres of non-contiguous non-producing Barnett Shale leasehold for $290,100 for a pre-tax gain of approximately $200,000. In November, the Company sold two leases in East Texas. The consideration is a production payment totaling $160,000, with the production payments beginning six months from closing. The estimated present value of the production payment is equal to the carrying value of the property. Therefore, there will be no gain or loss on the sale of the property.

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

Industry Environment

The globalization of the world's economy, the rapid development of the emerging markets, and increased commodity speculation have recently resulted in unprecedented commodity pricing and volatility. Oil prices peaked at unprecedented highs in July 2008 before contracting significantly. At their low in January 2009, oil prices were down more than 75% from the July highs. Prices have since doubled to approximately $75 per barrel.

While natural gas is also a fungible commodity, it is more regional in nature than oil. Constant changes in regional supplies and demand have resulted in significant pricing volatility in the natural gas market as well. Natural gas prices (the Houston Ship Channel index) peaked at $13 per MMBTU in early July 2008 and have since then dropped by more than 75%. Natural gas prices remain weak with current pricing under $5 per MMBTU.

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

Principal Components of Our Cost Structure

• Direct Operating Expenses. These are day-to-day costs incurred to bring hydrocarbons out of the ground and to the market together with the daily costs incurred to maintain our producing properties. Such costs also include work-over repairs to our oil and gas properties not covered by insurance. To minimize and help control our costs, we acquired a work-over drilling rig and a swab rig in June of 2007. We recently purchased and refurbished a shallow well oil drilling rig which is used to drill our Corsicana Nacatoch and Pecan Gap wells.

• Production and Ad Valorem Taxes. These costs are primarily paid based on a percentage of market prices or at fixed rates established by federal, state or local taxing authorities.

• Exploration Expense. The costs include geological and geophysical costs, seismic costs, delay rentals and the costs of unsuccessful wells or dry holes. While our current asset mix requires a minimum of geological and geophysical costs, it is possible this component of our cost structure could sharply increase depending upon future property acquisitions.

• Plugging Costs. The Corsicana field is over one hundred years old and has hundreds of abandoned well bores scattered throughout the properties. In order to properly execute our enhanced oil recovery projects, we need to plug these abandoned, worn out well bores. Since the wells are fairly shallow, we are able to cement in the entire well bore at a cost of less than $1,500 per well.

 • General and Administrative Expenses. Overhead, including payroll and benefits for our corporate staff, costs of maintaining our headquarters, costs of finding our working interest partners, costs of managing our production and development operations, audit and other professional fees and legal compliance are included in general and administrative expense. General and administrative expense includes stock-based compensation expense (non-cash), amortization of restricted stock grants as part of employee compensation.

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

Results and Analysis of Financial Condition, Cash Flows and Liquidity

During the quarter ended September 30, 2009, we sold approximately 5,081 barrels of oil compared with approximately 11,565 barrels of oil for the quarter ended September 30, 2008. The average price for oil sold during the quarter ended September 30, 2009 was $64.16 per barrel compared with the average price for the quarter ended September 30, 2008 of $115.90 per barrel, a decrease of 45%.

We sold approximately 100,077 mcf of gas for the quarter ended September 30, 2009 compared with approximately 124,300 mcf of gas for the same period a year earlier. The average price for natural gas sold during the quarter ended September 30, 2009 was $2.23 per mcf (net of transportation, compression and CO2 charges) compared with $7.57 per mcf for the quarter ended September 30, 2008, a decrease of approximately 70%.

Oil and gas revenues for the quarter ended September 30, 2009 were $556,141 compared with $2,282,048 for the three months ended September 30, 2008, a decrease of approximately 75%. Oil and gas revenues for the six months ended September 30, 2009 were $1,174,212, compared with $5,034,795 for the six months ended September 30, 2008, a decrease of approximately 77%.

During the six months ended September 30, 2009, we incurred drilling and completion costs of approximately $1,062,000.

On September 30, 2009, we had $105,000 in cash and total assets of $22.9 million. Debt consisted of accounts and notes payables to non-related parties of $11 million, of which, $10.8 million is long-term. We also had accounts and notes payables to related parties of $3.6 million.

During the quarter, we did not draw on the Union Bank credit facility secured by our assets. The material terms of the credit facility were reported on our Form 8-K filed on November 4, 2008. The remaining credit available under the credit facility at quarter end was $3.2 million.

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

Capital Requirements
Our primary needs for cash are for exploration of the Pecan Gap acreage in our Corsicana leasehold, development drilling in our Barnett Shale properties, expanding the enhanced oil recovery projects in our Corsicana properties, and the acquisition of additional oil and gas properties. Due to the tightening credit and equity markets, the increased costs, and the recent contraction in commodity pricing, we have suspended our development drilling program in the Barnett Shale and have deferred planned expansion of the enhanced oil recover project in Corsicana. Management has reduced the capital expenditure budget by $1 million to $2 million for fiscal year 2010.

The capital expenditure budget will primarily be invested on the Pecan Gap drilling program. The wells are approximately 1,500 feet deep and cost approximately $100,000 each to drill. We have working interest partners that have agreed to participate in the drilling program and we may drill as many as 20 wells during the fiscal year. We expect to retain between 50% and 75% of each well. The balance of the capital expenditure budget will be invested in the drilling of one additional Barnett well to meet our drilling requirements.

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

Future Commitments
In addition to our capital expenditure program, we are committed to making cash payments in the future on two types of contracts: note agreements and operating leases. As of September 30, 2009, we have no capital leases nor have we entered into any material long-term contracts for equipment, nor do we have any off-balance sheet debt or other such unrecorded obligations.

The table below provides estimates of the timing of future payments that we are obligated to make based on agreements in place at September 30, 2009. In addition to the contractual obligations listed on the table below, our balance sheet at September 30, 2009 reflects accrued interest payable on our debt of $149,693.

	Fiscal Years Ending March 31,
	2010	2011	2012	Thereafter	Total
Office Lease Payments	$53,200	$-	$-	$-	$53,200
Notes Payable - Related Parties	-	-	-	3,518,924	3,518,924
Senior Secured Note Payable	-	-	10,800,000	-	10,800,000
	$53,200	$-	$10,800,000	$3,518,924	$14,372,124

Hackberry Prospect Acquisition
On May 20, 2009, the Company entered into a Purchase and Sale Agreement to acquire a 13,000 acres leasehold estate with rights to acquire an additional 30,000 acres designated within an area of mutual interest, known as the Hackberry Project. The Company also entered into a related Development Agreement providing for the operator of the prospect and its development.

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

November 16, 2009
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