Form 10-Q
period 2009-12-31
ReoStar Energy CORP
filed 2010-02-16
CIK 1335288

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2009

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
Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

                   Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐   No ☒

                   Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at February 11, 2010

Common Stock, par value $0.001 per share	81,643,912

Page

PART I - FINANCIAL INFORMATION

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS.

ReoStar Energy Corporation
Consolidated Balance Sheets

	December 31, 2009 (unaudited)	March 31, 2009
ASSETS
Current Assets:
Cash	$619,986	$426,430
Accounts Receivable:
Oil & Gas - Related Party	672,660	337,879
Related Party	285,397	1,107,854
Other	6,407	15,760
Inventory	3,397	7,514
Hedging Account	6,317	6,317
Total Current Assets	1,594,164	1,901,754

Note Receivable	112,991	553,536

Oil and Gas Properties - successful efforts method	26,696,331	25,254,777
Less Accumulated Depletion and Depreciation	(7,864,825)	(6,206,558)
Oil & Gas Properties (net)	18,831,506	19,048,219

Other Depreciable Assets:	2,352,855	2,171,654
Less Accumulated Depreciation	(483,579)	(315,093)
Other Depreciable Assets (net)	1,869,276	1,856,561

Leasehold Held for Sale	-	150,000
Total Assets	$22,407,937	$23,510,070

LIABILITIES
Current Liabilities:
Accounts Payable	$132,317	$22,033
Payable to Related Parties	61,451	148,550
Accrued Expenses	114,236	106,141
Accrued Expenses - Related Party	99,061	130,870
Hedging Liabilities - Current	130,958	-
Current Portion of Long Term Debt	3,200,000	-
Total Current Liabilities	3,738,023	407,594

Notes Payable	10,201,305	8,955,202
Notes Payable - Related Parties	3,518,924	3,518,924
Less Current Portion of Notes Payable	(3,200,000)	-
Total Long-Term Debt	10,520,229	12,474,126

Asset Retirement Obligation	368,810	344,079
Hedging Liability - Noncurrent	-	-
Deferred Tax Liability	703,470	1,702,782
Total Liabilities	15,330,532	14,928,581

Commitments & Contingencies:	-	-

Stockholders' Equity
Common Stock, $.001 par,200,000,000 shares authorized and 81,643,912 shares outstanding on December 31, 2009 and 80,353,912 shares outstanding on March 31, 2009	81,643	80,353
Additional Paid-In-Capital	11,812,650	10,959,965
Retained Deficit	(4,816,888)	(2,458,829)
Total Stockholders' Equity	7,077,405	8,581,489
Total Liabilities & Stockholders' Equity	$22,407,937	$23,510,070

See Accompanying Notes to Consolidated Financial Statements

ReoStar Energy Corporation
Consolidated Statements of Operations

	Three Months Ended		Nine Months Ended
	December 31, 2009 (unaudited)	December 31, 2008 (unaudited)	December 31, 2009 (unaudited)	December 31, 2008 (unaudited)
Revenues
Oil & Gas Sales	$975,933	$904,494	$2,150,145	$5,939,289
Sale of Leases	173,420	-	311,097	18,005
Other Income	79,856	124,194	253,438	333,178
	1,229,209	1,028,688	2,714,680	6,290,472
Costs and Expenses
Oil & Gas Lease Operating Expenses	436,640	709,047	1,480,038	2,094,314
Workover Expenses	27,830	35,862	71,828	196,269
Severance & Ad Valorem Taxes	121,486	103,617	186,681	389,854
Expired Leases and Abandonments	45,348	9,925	45,348	9,925
Depletion & Depreciation	827,021	453,736	2,222,948	1,236,372
ARO Accretion	10,222	-	32,003	-
General & Administrative:
Salaries & Benefits	261,056	133,284	664,551	454,744
Legal & Professional	120,921	44,481	897,751	358,272
Other General & Administrative	106,019	173,336	378,390	384,738
Interest, net of capitalized interest of $129,357 and $170,196 for the three months ended 12/31/09 and 12/31/08, respectively and $383,630 and $482,494 for the nine months ended 12/31/09 and 12/31/08, respectively	-	880	-	3,780
	1,956,543	1,664,168	5,979,538	5,128,268
Other Income (Expense)
Interest Income	(9,467)	4,966	18,437	66,211
Loss on Equity Method Investments	-	-	-	(142,395)
Hedging Gain (Loss)	(7,307)	-	(110,950)	(6,746)
Income (Loss) from continuing operations before income taxes	(744,108)	(630,514)	(3,357,371)	1,079,274

Income Tax Benefit (Expense)	307,324	220,290	999,312	(412,651)

Net Income (Loss)	$(436,784)	$(410,224)	$(2,358,059)	$666,623

Basic & Diluted Loss per Common Share	$(0.01)	$(0.01)	$(0.03)	$0.01
Weighted Average Common Shares Outstanding	81,643,912	80,181,310	80,998,912	80,181,310

See Accompanying Notes to Consolidated Financial Statements

ReoStar Energy Corporation
Consolidated Statements of Cash Flows

	Nine Months Ended
	December 31, 2009 (unaudited)	December 31, 2008 (unaudited)
Operating Activities:
Net (Loss) Income	$(2,358,059)	$666,623
Adjustments to reconcile net (loss) income to cash from operating activities:
Income Tax (Benefit) Expense	(999,312)	412,651
Depletion, Depreciation, & Amortization	2,222,948	1,236,372
Loss on Equity Method Investment	-	142,395
Stock based compensation	273,475	53,880
Non-employee stock based compensation	580,500	-
ARO Accretion	32,003	-
Salvage Proceeds in Excess of Plugging Costs	-	(50,290)
Changes in Operating Assets and Liabilities
Changes in Accrued Liabilities	8,095	(270,409)
Change in Inventory	4,117	(11,066)
Change in Related Party Receivables/Payables	105,781	(741,859)
Changes in Other Receivables	9,353	-
Changes in Hedging Activity	130,958	6,746
Change in Revenue Receivables	(334,781)	293,777
Changes in Accounts Payable	110,284	(58,533)
Net Cash provided (used) from operating activities	(214,638)	1,680,287

Investing Activities:
Oil & Gas Drilling, Completing and Leasehold Acquisition Costs	(1,441,647)	(7,724,800)
ARO on Properties Acquired or Drilled	25,335	-
ARO on Sold Properties	(32,607)	-
Change in Related Party Payable related to drilling	597,768	(1,547,136)
Investment in Other Depreciable Assets	(181,201)	(458,569)
Note Receivable (Advances)	(112,991)	-
Note Receivable Collections	553,537	801,691
Net Cash used in investing activities	(591,806)	(8,928,814)

Financing Activities
Notes Payable (Payments) Advances	1,000,000	7,565,231
Loan Costs	-	(503,340)
Related Party Note (Payments)	(200,000)	(250,750)
Related Party Note Advances	200,000	-
Net Cash provided from financing activities	1,000,000	6,811,141

Net Decrease in cash	193,556	(437,386)
Cash - Beginning of the period	426,430	592,665
Cash - End of the period	$619,986	$155,279

See Accompanying Notes to Consolidated Financial Statements

ReoStar Energy Corporation
Consolidated Statements of Cash Flows
(Continued)

	Nine Months Ended
	December 31, 2009 (unaudited)	December 31, 2008 (unaudited)
Supplemental Disclosure of Cash Flow Information
Cash paid during period for:
Interest	$423,959	$290,898

Income Taxes	$-	$-

Non Cash Investing and Financing Activities
Warrants Issued	$-	$36,967

Stock Based Consulting Fees	$580,500	$-

See Accompanying Notes to Consolidated Financial Statements

REOSTAR ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) BASIS OF PRESENTATION
The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the United States Securities and Exchange Commission. They do not include all information and notes required by generally accepted accounting principles for complete financial statements. However, except as disclosed, there has been no material change in the information disclosed in the notes to the consolidated financial statements included in the Annual Report on Form 10-K of ReoStar Energy Corporation for the year ended March 31, 2009. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended December 31, 2009 are not necessarily indicative of the results that may be expected for the year ending March 31, 2010. The consolidated financial statements and notes are representations of the Company's management who are responsible for their integrity and objectivity. The Company's accounting policies conform to accounting principles generally accepted in the United States of America and have been consistently applied in the preparation of these consolidated financial statements.

(2) CAPITAL STOCK
We have authorized capital stock of 200 million shares of common stock. The Company issued 1,290,000 shares of common stock in August to various consultants as compensation for their services. The stock was valued at $580,500 and was reported as an expense during the nine months ended December 31, 2009. There were 81,643,912 shares of common stock issued at December 31, 2009.

On July 25, 2008, the Board of Directors approved the 2008 Long-Term Incentive Plan whereby the Company reserved 8,000,000 shares of stock for issuance under the plan. The Board also approved the grant of 2,500,000 options to certain officers under the plan. The options have a strike price of $0.35 per share, which was the closing price on July 24, 2008, and expire on July 25, 2018. The options vest over a three year period, with the first third vesting on March 31, 2009. The options were valued at $679,992 using the Black-Scholes model with a volatility of 194%. During the quarter ended December 31, 2009, one of the officers resigned. In lieu of severance, the officer and the company agreed that the balance of the unvested options would vest immediately. Salaries and Benefits included stock option related compensation costs of $273,475 and $0 for the nine months ended December 31, 2009 and 2008, respectively.

On April 1, 2007, ReoStar entered into employment contracts with certain officers. In conjunction with the employment contracts, the company approved the issuance of 700,000 shares of restricted stock. Of the 700,000 shares issued, 350,000 shares vested on March 31, 2008. The unvested portion of the restricted stock grant was cancelled in conjunction with the stock option grant described above. For the six months ended December 31, 2009 and 2008, Salaries and Benefits included stock related compensation costs of $0 and $48,567, respectively.

On April 1, 2007, ReoStar also entered into a stock option arrangement with two outside members of its board of directors. Both board members received stock options of 50,000 shares with a strike price of $1.11, one-third of which vest annually on March 31 2008, 2009, and 2010. For the nine months ended December 31, 2009 and 2008 Salaries and Benefits expense included stock option costs of $6,922 and $5,313, respectively.

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

As of December 31, 2009, the Company has drawn $10,800,000 of the $14,000,000 borrowing base. Interest for the nine months totaled $217,930 and was capitalized.

(4) DERIVATIVE INSTRUMENTS AND PRICE RISK MANAGEMENT
The Company does not engage in speculative derivative activities or derivative trading activities, nor does it use derivatives with leverage features. The Company uses derivative instruments from time to time to manage market risks resulting from the fluctuations in the prices of crude oil and natural gas. The gains and losses resulting from changes in the fair value of derivatives are recorded in operations. See Note 5 for the fair values of the derivatives as of December 31, 2009.

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

During the nine months ended December 31, 2009, the Company entered into a swap contract for 2,000 barrels of oil per month from August through December 2009. The contract locks in the price of oil at $70.40 per barrel. The Company entered into a swap contract for 20,000 MMBTU of natural gas per month from August through December 2009. The contract locks in the price of natural gas at $4.205 per MMBTU. The Company entered into a swap contract for 20,000 MMBTU of natural gas per month from January 2010 through June 2010. The contract locks in the price of natural gas at $5.54 per MMBTU.

During the nine months ended December 31, 2009, the Company entered into put and call contracts which collar 2,000 barrels of oil per month during calendar 2010. The floor is $65 per barrel and the ceiling is $85 per barrel. The Company also entered into put and call contracts which collar 20,000 MMBTU of natural gas per month from July 2010 through December 2010. The floor is $5.50 per MMBTU and the ceiling is $6.50 per MMBTU.

There were no net premiums paid or received when the Company entered into these contracts.

The following table reflects open commodity derivative hedging contracts as of December 31, 2009, the associated volumes, and the corresponding weighted NYMEX reference price.

Settlement Period	Monthly Volumes		Fixed Price	Price Floor	Price Ceiling
Crude Oil Swaps
12/01/09 - 12/31/09	2,000	BBLS	$70.40	N/A	N/A

Natural Gas Swaps
1/01/10 - 6/30/10	20,000	MMBTU	$5.54	N/A	N/A

Crude Oil Collars
1/01/10 - 12/31/10	2,000	BBLS	N/A	$65.00	$85.00

Natural Gas Collars
7/1/10 - 12/31/10	20,000	MMBTU	N/A	$5.50	$6.50

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

This hierarchy requires the Company to minimize the use of unobservable inputs and to use observable market data, if available, when estimating fair value. The following table represents our derivative assets and liabilities measured at fair value as of December 31, 2009.
Type of Contract	Balance Sheet Location	Estimated Fair Value

Crude Oil Swaps	Other Current Liabilities	$8,406
Natural Gas Swaps	Other Current Liabilities	6,858
Crude Oil Collars	Other Current Liabilities	121,208
Natural Gas Collars	Other Current Liabilities	(5,514)
Total Current Derivative Liabilities		$130,958

Crude Oil Collars	Other Non-Current Liabilities	$-
Natural Gas Collars	Other Non-Current Liabilities	-
Total Non-Current Derivative Liabilities		$-
Total Derivative Liabilities		130,958

(6) NOTES RECEIVABLE
In December 2009, the Company reached a Compromise Settlement Agreement with the drilling contractor. In accordance with the Compromise Settlement Agreement, the drilling contractor paid the Company $425,000 and the Company agreed to release the lien the Company held on the drilling contractor's rig. The $425,000 represented full payment of the outstanding principal balance of $407,985 and $17,015 accrued interest. The balance of accrued interest of $6,682 was waived. A bad debt expense equal to the waived interest was included in other general and administrative expenses.

During the quarter ended December 31, 2009, the Company sold two oil and gas leases in east Texas. The purchase and sales agreement provides for monthly production payments equal to 10% of the gross revenue attributable to the working interests sold commencing with May 2010 production. The production payments will continue until a total of $165,000 has been collected by the Company. The Company estimates the present value of the production payments to be $112,991 using a discount rate of 10%.

(7) SALE OF LEASES
During the quarter ended December 31, 2009, the Company sold approximately 290 acres of non-contiguous, non-producing Barnett Shale leasehold for $290,100. The Company realized a pre-tax gain of approximately $200,000 on the sale.

Additionally, during the quarter ended December 31, 2009, as discussed in Note 6, the Company sold two oil and gas leases in east Texas. The Company realized a pre-tax loss of approximately $27,000 on the sale.

(8) SUBSEQUENT EVENTS
Effective February 1, 2010, the Company sold its remaining east Texas leases, a service drilling rig, and other miscellaneous equipment. The total proceeds from the sale were $122,500, with $10,000 received at closing and a promissory note with payments beginning in May 2010. Payments will be equal to $50 per billable hour for rig work completed in the previous thirty day period and 50% of the proceeds attributable to production from the oil and gas leases. Additionally, the buyer has surrendered 102,000 shares of ReoStar stock.

On February 10, 2010, the Company was notified that Union Bank had completed the redetermination of the borrowing base under the Credit Agreement dated October 30, 2008 (See Note 3 for more details). The borrowing base was reduced to $7.6 million, leaving a borrowing base deficiency of $3.2 million effective February 4, 2010.

Under the Credit Agreement, the Company is required to take any of the following actions:
1)	Repay the borrowing base deficiency;
2)	Pledge additional oil and gas properties as collateral such that the borrowing base deficiency is cured;
3)	Repay the borrowing base deficiency in six monthly installments; or
4)	Cure the borrowing base deficiency by a combining the second and third options.

The Company is currently evaluating which actions are the most appropriate for the Company to take.

Additionally, Union Bank notified the Company that the Company was in technical default for the following reasons:
1)	The Company's failure to comply with leverage ratio requirements for the fiscal quarters ended June 30, 2009 and September 30, 2009;
2)	The Company's failure to comply with the interest coverage ratio requirements for the fiscal quarters ended June 30, 2009 and September 30, 2009; and

Union Bank is considering what actions, if any, they are determined to take in respect of the above specified defaults, but has expressly retained and reserved all of the rights and remedies under the Credit Agreement. These rights and remedies include, but are not limited to A) the right to declare all amounts payable (including principal advanced and accrued interest) to be due and payable immediately, and B) the right to charge a default rate of interest.

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

We own approximately 9,300 gross acres of leasehold, which include 5,500 acres of exploratory and developmental prospects as well as 3,800 acres of enhanced oil recovery prospects. We have built a multi-year inventory of drilling projects and drilling locations and currently have enough acreage to sustain several years of drilling.

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

While natural gas is also a fungible commodity, it is more regional in nature than oil. Constant changes in regional supplies and demand have resulted in significant pricing volatility in the natural gas market as well. Natural gas prices (the Houston Ship Channel index) peaked at $13 per MMBTU in early July 2008 and have since then dropped by more than 75%. Natural gas prices remain weak with current pricing of approximately $5.50 per MMBTU.

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

• Plugging Costs. The Corsicana field is over one hundred years old and has hundreds of abandoned well bores scattered throughout the properties. In order to properly execute our enhanced oil recovery projects, we need to plug these abandoned, worn out well bores. Since the wells are fairly shallow, we are able to cement in the entire well bore at a cost of less than $1,500 per well. To date, we have plugged over 200 well bores in this field.

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

Results and Analysis of Financial Condition, Cash Flows and Liquidity

During the quarter ended December 31, 2009, we sold approximately 7,107 barrels of oil compared with approximately 9,651 barrels of oil for the quarter ended December 31, 2008. The average price for oil sold during the quarter ended December 31, 2009 was $73.60 per barrel compared with the average price for the quarter ended December 31, 2008 of $55.89 per barrel.

We sold approximately 100,561 mcf of gas for the quarter ended December 31, 2009 compared with approximately 123,350 mcf of gas for the same period a year earlier. The average price for natural gas sold during the quarter ended December 31, 2009 was $4.50 per mcf (net of transportation, compression and CO2 charges) compared with $3.11 per mcf for the quarter ended December 31, 2008.

Oil and gas revenues for the quarter ended December 31, 2009 were $975,933 compared with $904,494 for the three months ended December 31, 2008, an increase of approximately 8%. Oil and gas revenues for the nine months ended December 31, 2009 were $2,150,145, compared with $5,939,289 for the nine months ended December 31, 2008, a decrease of approximately 64%.

During the nine months ended December 31, 2009, we incurred drilling and completion costs of approximately $1,440,000.

On December 31, 2009, we had $620,000 in cash and total assets of $22.4 million. Debt consisted of accounts and notes payables to non-related parties of $11 million, of which, $7.6 million is long-term. We also had accounts and notes payables to related parties of $3.7 million.

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

Based on current projections and oil and gas futures prices, the balance of the 2010 capital program is expected to be funded with internal cash flow.

Capital Requirements
Our primary needs for cash are for exploration of the Pecan Gap acreage in our Corsicana leasehold, development drilling in our Barnett Shale properties, expanding the enhanced oil recovery projects in our Corsicana properties, and the acquisition of additional oil and gas properties. Due to the tightening credit and equity markets, the increased costs, and the recent contraction in commodity pricing, we have suspended our development drilling program in the Barnett Shale and have deferred planned expansion of the enhanced oil recover project in Corsicana. Management has reduced the capital expenditure budget to $1.75 million for fiscal year 2010.

The capital expenditure budget will primarily be invested on the Pecan Gap drilling program. The wells are approximately 1,500 feet deep and cost approximately $100,000 each to drill. We have working interest partners that have agreed to participate in the drilling program and we may drill as many as 15 wells during the fiscal year. We expect to retain between 50% and 75% of each well.

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

Future Commitments
In addition to our capital expenditure program, we are committed to making cash payments in the future on two types of contracts: note agreements and operating leases. As of December 31, 2009, we have no capital leases nor have we entered into any material long-term contracts for equipment, nor do we have any off-balance sheet debt or other such unrecorded obligations.

The table below provides estimates of the timing of future payments that we are obligated to make based on agreements in place at December 31, 2009. In addition to the contractual obligations listed on the table below, our balance sheet at December 31, 2009 reflects accrued interest payable on our debt of $113,572.

	Fiscal Years Ending March 31,
	2010	2011	2012	Thereafter	Total
Office Lease Payments	$13,300	$-	$-	$-	$13,300
Notes Payable - Related Parties	-	-	-	3,518,924	3,518,924
Senior Secured Note Payable	-	3,200,000	7,600,000	-	10,800,000
	$13,300	$3,200,000	$7,600,000	$3,518,924	$14,332,224

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

At December 31, 2009, deferred tax liabilities exceeded deferred tax assets by $700,000. We may be challenged by taxing authorities over the amount and/or timing of recognition of revenues and deductions in our various income tax returns. Although we believe that we have adequately provided for all taxes, gains or losses could occur in the future due to changes in estimates or resolution of outstanding tax matters.

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

Not applicable

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

February 16, 2010
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