Form 10-K/A
period 2008-03-31
ReoStar Energy CORP
filed 2010-03-30
CIK 1335288

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

EXPLANATORY NOTE: This Amendment to our Annual Report on Form 10-KSB/A for the fiscal year ended March 31, 2008 has been filed solely to provide revised certifications of the officers attached as Exhibit 31.1 and 31.2 of this report. No other revisions are being made to our Annual Report on Form 10-KSB/A for the fiscal year ended March 31, 2008 originally filed with the Securities and Exchange Commission on July 23, 2008. Accordingly, this Amendment should be read in conjunction with our original Annual Report on Form 10-KSB/A filed on July 23, 2008.

PART III

ITEM 13. EXHIBITS LISTING

The following exhibits are filed as part of this report:

Number	Exhibit Description

31.1	Certification by the CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by the CEO Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by the CFO Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REOSTAR ENERGY CORPORATION

Date: March 30, 2010	By:	/s/ Mark S. Zouvas
Mark S. Zouvas President, Chief Executive Officer and Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Mark S. Zouvas	President, Chief Executive Officer and Director	March 30, 2010
Mark S. Zouvas	(Principal Executive Officer)

/s/ Scott Allen	Chief Financial Officer and Director	March 30, 2010
Scott Allen	(Principal Financial Officer)

/s/ M. O. Rife III	Chairman of the Board of Directors	March 30, 2010
M. O. Rife III

/s/ Jean-Baptiste Heinzer	Director	March 30, 2010
Jean-Baptiste Heinzer

/s/ Alan Rae	Director	March 30, 2010
Alan Rae