Form 10-K/A
period 2009-03-31
ReoStar Energy CORP
filed 2010-04-09
CIK 1335288

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K /A

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

Transitional Small Business Disclosure Format (check one): Yes ☐  No ☒

EXPLANATORY NOTE: ReoStar Energy Corporation is amending its Annual Report on Form 10-K for the fiscal year ended March 31, 2009 filed on July 14, 2009 to correct an error in the calculation of proved undeveloped reserves related to the surfactant polymer flood project in its Corsicana field. Item 2. Properties in this Annual Report and Footnote 17 to the financial statements have been amended to correct the error in the proved undeveloped reserve figure. The remaining items in this Form 10-K/A consist of all other items contained in our Annual Report on Form 10-K for the fiscal year ended March 31, 2009 originally filed with the SEC on July 14, 2009.

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

As of March 31, 2009, total proved developed reserves were 187 MBOE and proved undeveloped reserves totaled 33 MBOE.

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

All estimates of oil and gas reserves are subject to uncertainty. The following table sets forth the estimated proven reserves in barrel of oil equivalents and the benchmark prices used in projecting them (in thousands except prices):

Estimated Proved Reserves	Barnett Shale	Corsicana Field	E. Texas Field	Total
Proved Developed (MBOE)	688	187	13	888
Proved Undeveloped (MBOE)	2,072	33	-	2,105
Total Proven Reserves at March 31, 2009	2,760	220	13	2,993

Benchmark Pricing
Natural Gas per mmbtu	$3.58
Crude Oil per barrel	$49.65

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

Capitalized Costs Relating to Oil and Gas Producing Activities
	Fiscal Year Ended March 31,
	2009	2008
Unproved oil and gas properties	$484,198	$2,445,556
Proved oil and gas properties	23,920,960	14,456,967
Support Equipment and facilities	-	-
Capitalized Interest	999,620	930,408
Total Capitalized Cost of Oil and Gas Properties	25,404,778	17,832,931

Less accumulated depletion, depreciation, and amortization	(6,206,558)	(4,139,337)
Net Capitalized Costs	$19,198,220	$13,693,594

Costs incurred in Oil and Gas Producing Activities

	Fiscal Year Ended March 31,
	2009	2008
Property Acquisition Costs
Proved	$427,676	$1,814,718
Unproved	15,472	271,151
Exploration Costs	267,212	4,933,277
Development Costs	7,393,929	696,594
Asset retirement costs recognized according to SFAS No. 143	344,079	-
Total Costs Incurred	$8,448,368	$7,715,740

Key Production Statistics:

The following reflects the oil and gas production for the fiscal years ended March 31, 2008 and 2009:

		Oil & Gas Production
		Oil (Bbl)	Gas (Mcf)	Total BOE
Fiscal Year Ended	3/31/2008	33,602	351,538	92,192
Fiscal Year Ended	3/31/2009	45,105	479,180	124,968

Results of Operations for Producing Activities:

The following reflects results of operations for the fiscal years ended March 31, 2009 and 2008:
	Fiscal Year Ended March 31,
	2009	2008
Oil & Gas Revenue	$6,558,069	$4,902,072
Gain on Sale of Oil & Gas Leases	18,005	307,028
Production Costs	3,140,198	2,800,388
Exploration Costs	2,975	61,179
Expired Leases and Plugging Costs	433,969	290,959
Depreciation, Depletion, & Amortization	4,591,131	1,399,293
	(1,592,199)	657,281
Income Taxes	557,270	(230,048)
Results of operations for oil and gas producing activities (excluding corporate overhead and financing costs)	$(1,034,929)	$427,233

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

Our proved reserves (000's omitted) are summarized in the table below.

	Oil (MBBL)	Gas (MMCF)

Reserves at March 31, 2007	11,677	3,392
Correction of Error	(11,293)	-
Revisions of previous estimates	323	(133)
Improved recovery	124	4,786
Purchases of minerals in place	24	525
Extensions and discoveries	590	10,591
Production	(34)	(351)
Sales of minerals in place	-	-
Reserves at March 31, 2008	1,411	18,809
Revisions of previous estimates	(739)	(11,269)
Improved recovery	-	-
Purchases of minerals in place	1	25
Extensions and discoveries	397	4,725
Production	(45)	(479)
Sales of minerals in place	-	-
Reserves at March 31, 2009	1,025	11,811

Correction of Error: The table above identifies a correction of an error in a previous estimate of oil reserves for the year ended March 31, 2007. The reserve report classified 11,293 MBBLS of oil as proven undeveloped. These reserves do not meet the criteria to be classified as proven and should have been excluded from the March 31, 2007 report.

Revisions of previous estimates: The table also identifies downward revisions in both oil and gas reserves for the year ended March 31, 2009. The downward revision is primarily a function of price. The base oil price at March 31, 2009 was more than 51% lower than the base price included in the previous reserve report. The base natural gas price at March 31, 2009 was down by more than 60%. Consequently, as the properties experience their expected declines, the properties are expected to become non-economic earlier, resulting in significantly less projected economically recoverable reserves.

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

The following table reflects total reserves by project at April 1, 2009:

	Barnett Shale Project			Corsicana Project	East Texas Project
	Crude Oil (MBBL)	Natural Gas (MMCF)	Crude Oil Equivalents (MBOE)	Crude Oil (MBBL)	Crude Oil Equivalents (MBOE)
Proved Developed Producing	94	2,812	563	100	11
Proved Developed Non-Producing	43	494	125	87	2
Proved Undeveloped	655	8,505	2,073	33	-
Total Proved Reserves at April 1, 2009	792	11,811	2,761	220	13

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

The standardized measure of discounted future net cash flows relating to proved natural gas and oil reserves as of March 31, 2009 and 2008 is as follows:

	As of March 31,
In thousands	2009	2008
Future Cash Inflows	$90,391	$311,067
Future Production and Development Costs	(55,865)	(107,195)
Income Taxes	(12,084)	(71,355)
Future Net Cash Flows	22,442	132,517
10% Annual Discount	(12,120)	(64,216)
Standardized Measure of Discounted Future Net Cash Flow	$10,322	$68,301

The following reconciles the change in the standardized measure of discounted future net cash flow during the fiscal years ended March 31, 2009 and 2008:

	Year Ended March 31,
In thousands	2009	2008
Balance at beginning of year	$68,301	$117,629
Correction of error	-	(451,003)
Net change in prices and production costs	(194,933)	19,348
Net changes in future development costs	6,807	(14,805)
Sales of oil & gas produced net of production costs	(3,533)	(2,458)
Extensions and discoveries	23,664	98,476
Previously estimated development costs incurred	8,243	2,188
Revisions of previous quantity estimates	(10,020)	78,631
Purchases of reserves	427	1,815
Net change in income taxes	59,271	93,733
Accretion of discount	52,095	124,747
End of Year	$10,322	$68,301

The following shows the standardized measure of discounted future net cash flow by project as of March 31, 2009:

	Total	Barnett Project	Corsicana Project	East Texas Project
In thousands	April 1, 2009	April 1, 2009	April 1, 2009	April 1, 2009
Future Cash Inflows	$90,391	$79,631	$10,095	$665
Future Production and Development Costs	(55,865)	(48,034)	(7,588)	(243)
Income Taxes	(12,084)	(11,059)	(878)	(147)
Future Net Cash Flows	22,442	20,538	1,629	275
10% Annual Discount	(12,120)	(11,366)	(668)	(86)
Standardized Measure of Discounted Future Net Cash Flow	$10,322	$9,172	$961	$189

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

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or 15d-15 under the Exchange Act that occurred during the quarter ended March 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

(c) Exhibits

The exhibits to this Annual Report on Form 10-K are set forth below.
Number	Exhibit Description
3(i).1	Articles of Incorporation filed with the Nevada Secretary of State on November 29, 2004. (Incorporated by reference from the registrant's registration statement on Form SB-2 filed on September 8, 2005.)

3(i).2	Certificate of Change filed with the Nevada Secretary of State on November 21, 2006. (Incorporated by reference from the registrant's registration statement on Form 8-K filed on November 30, 2006.)

3(i).3	Certificate of Amendment filed with the Nevada Secretary of State on February 7, 2007. (Incorporated by reference from the registrant's registration statement on Form SB-2 filed on August 1, 2007.)

3(ii).1	Bylaws. (Incorporated by reference from the registrant's registration statement on Form SB-2 filed on August 1, 2007.)

10.1	Purchase and Sale Agreement by and between the registrant and United Texas Petroleum, Inc. dated December 4, 2007. (Incorporated by reference from the registrant's current report on Form 8-K filed on December 7, 2007.)

10.2	Contribution Agreement by and among the registrant, JMT Resources, Ltd., REO Energy, Ltd., and Benco Operating, Inc. dated February 1, 2007. (Incorporated by reference from the registrant's current report on Form 8-K filed on February 6, 2007.)

10.3	Private Placement Subscription Agreement. (Incorporated by reference from the registrant's registration statement on Form SB-2 filed on August 1, 2007.)

10.4	Common Stock Purchase Warrant. (Incorporated by reference from the registrant's registration statement on Form SB-2 filed on August 1, 2007.)

10.5	Joint Operating Agreement dated February 1, 2007 by Rife Energy Operating, Inc. and the registrant. (Incorporated by reference from the registrant's registration statement on Form SB-2 filed on August 1, 2007.)

10.6	Joint Operating Agreement by and between the registrant and Texas MOR, Inc. dated February 1, 2007. (Incorporated by reference from the registrant's registration statement on Form SB-2 filed on August 1, 2007.)

10.7	Employee Confidentiality and Property Agreement by and between the registrant and Scott Allen. (Incorporated by reference from the registrant's registration statement on Form SB-2 filed on August 1, 2007.)

10.8	Employee Confidentiality and Property Agreement by and between the registrant and Mark S. Zouvas. (Incorporated by reference from the registrant's registration statement on Form SB-2 filed on August 1, 2007.)

10.9	Employee Confidentiality and Property Agreement by and between the registrant and Brett Bennett. (Incorporated by reference from the registrant's registration statement on Form SB-2 filed on August 1, 2007.)

10.10	Purchase and Sale Agreement by and between Cimmarron Gathering, LP. and the registrant dated June 6, 2007. (Incorporated by reference from the registrant's current report on Form 8-K filed on June 7, 2007.)

10.11	Purchase and Sale Agreement by and between the registrant and Vern Wilson Energy, Inc. dated September 28, 2007. (Incorporated by reference from the registrant's current report on Form 8-K filed on October 4, 2007.)

10.12	Purchase and Sale Agreement by and between the registrant and United Texas Petroleum, Inc. dated December 4, 2007. (Incorporated by reference from the registrant's Form 8-K filed on December 7, 2007.)

21.1	List of Subsidiaries of the Registrant. (Incorporated by reference from the registrant's Form 10-K filed on July 14, 2009).

23.1	Consent of Forest Garb & Associates.

31.1	Certification by the CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by the CEO Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by the CFO Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REOSTAR ENERGY CORPORATION

Date: April 9, 2010	By:	/s/ Mark S. Zouvas
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

SIGNATURE	TITLE	DATE

/s/ Mark S. Zouvas	President, Chief Executive Officer and Director	April 9, 2010
Mark S. Zouvas	(Principal Executive Officer)

/s/ Scott Allen	Chief Financial Officer and Director July 14, 2008	April 9, 2010
Scott Allen	(Principal Financial Officer)

/s/ M. O. Rife III	Chairman of the Board of Directors	April 9, 2010
M. O. Rife III

/s/ Jean-Baptiste Heinzer	Director	April 9, 2010
Jean-Baptiste Heinzer

/s/ Alan Rae	Director	April 9, 2010
Alan Rae