Form 10-K
period 2010-03-31
ReoStar Energy CORP
filed 2010-06-29
CIK 1335288

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

[x] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2010

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Revenue for the fiscal year ended March 31, 2010 is $3,533,722 and the aggregate market value of the voting stock held by non-affiliates of the registrant based on the closing bid price of such stock as of March 31, 2010 amounted to $2,307,592.

The number of shares outstanding of the registrant's common stock as of March 31, 2010 was 80,743,912 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the proxy statement for the registrant's 2010 annual meeting of shareholders to be filed with the SEC within 120 days after the end of the fiscal year ended March 31, 2010 are incorporated by reference in Part III of this Form 10-K.

Transitional Small Business Disclosure Format (check one): Yes ☐  No ☒

REOSTAR ENERGY CORPORATION
FORM 10-K ANNUAL REPORT
FISCAL YEAR ENDED MARCH 31, 2010

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

At year-end 2010, we owned approximately 9,000 acres of leasehold, which includes 5,000 acres of exploratory and developmental prospects as well as 4,000 acres of enhanced oil recovery prospects. We have built a multi-year inventory of drilling projects and drilling locations and currently have enough acreage to sustain several years of drilling.

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

Significant Accomplishments in Fiscal Year 2010

• Leasehold Acquisition and Development:
•	Barnett Shale. Our main area of interest in the Barnett Shale play is located in the "oil window" of the Barnett in southwest Cooke County, Texas.

We completed, and began production in the two wells that were in process as of March 31, 2009.

•	Corsicana Enhanced Oil Recovery ("EOR") Project. We entered into negotiations to test a new chemical foam technology that appears to have similar sweep efficiencies as surfactant polymer but at a reduced operational cost. We expect to deploy the technology in the wells originally drilled for our Phase II of the surfactant polymer project.

•	Corsicana deeper zone exploration. We successfully drilled and completed two deeper exploratory wells in the Pecan Gap zone in the Corsicana acreage and expect to continue drilling Pecan Gap on our acreage in Corsicana.

•	Corsicana technology survey. The Company is currently testing a new technology in the Corsicana field involving the detection and recording of helium atoms through sub-surface sensors that are being placed throughout our leasehold. This technology could assist the Company in its mapping of the Pecan Gap reservoir could substantially affect the results of subsequent drilling into that zone.

•  Concentrate in Core Operating Areas. We currently focus in one region: the Southern Mid-continent region of the United States (which includes the Barnett Shale of North Central Texas and our Corsicana EOR prospect in East Central Texas). Concentrating our drilling and producing activities in these core areas allows us to develop the regional expertise needed to interpret specific geological and operating trends and develop economies of scale. Operating developmental projects (such as our Barnett Shale prospects) and Enhanced Oil Recovery prospects in the same core area allow us to achieve reserve growth, balance our portfolio between oil and natural gas, and minimize some of the operational risks inherent in our industry, while leveraging the benefits of the existing infrastructure.

During the fiscal year, our wholly owned subsidiary, ReoStar Operating, Inc., assumed operations in our Corsicana field.

•  Manage Our Risk Exposure. We continue to sell a portion of the working interests in the development wells we drill, which allows us to spread the risk by drilling more wells for the same capital expenditure budget.

Plans for fiscal year 2011

Barnett Shale

In December 2008, we suspended our Barnett Shale development due to depressed natural gas prices. We do not expect to renew the development program during this fiscal year. However, we expect to resume the development program during the next fiscal year.

Corsicana

We have completed our analysis of the results of Phase I of our surfactant polymer flood. We have concluded that the results of the program warrant execution of Phase II. However, during the course of our evaluation, potential new technology with similar sweep efficiencies was evaluated. Based upon the data, we believe the new technology could be employed at a substantial cost savings when compared with a surfactant polymer flood. We have entered into negotiations with the company that owns the technology and expect to begin implementation of a pilot program to test the technology in the second quarter of the fiscal year.

We are also testing a new technology in the Corsicana field involving the detection and recording of helium atoms through the drilling of one-meter holes in 300 plotted locations throughout our leasehold. The technology is owned by one of our largest shareholders and has been successful in its application in foreign oil fields. This technology is able to detect and map helium atoms in the soil, which are always present in hydrocarbon molecules. This technology could assist the Company in its mapping of the Pecan Gap reservoir in leasehold and could substantially affect the results of subsequent drilling in that zone. This Company is not being charged for the direct costs associated with the implementation of the helium technology.

Production, Revenues and Price History

The following table sets forth information regarding oil and gas production, and revenues for ReoStar Energy.
Years Ending	March 31, 2010	March 31, 2009	March 31, 2008
Production
Oil (Bbl)	23,949	45,105	33,602
Gas (Mcf)	404,131	479,180	351,538

Revenues
Crude Oil	$1,613,235	$4,034,376	$2,704,468
Gas	1,406,275	2,523,693	2,197,604
Total	3,019,510	6,558,069	4,902,072

Average Sale Price per Bbl	67.36	89.44	$$80.49
Average Sale Price per MCF	3.48	5.27	$6.25

Lease Operating Costs (per BOE)	20.13	20.79	$23.05
Severance Taxes (per BOE)	1.71	3.00	$3.13

Average Sale Price (per BOE)	33.07	52.48	$53.17
Average Sale Price (per MCFE)	5.51	8.75	$8.86

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

Employees

As of April 1, 2010, ReoStar Energy Corporation and our subsidiaries had 13 full-time and 4 part-time employees.

All of ReoStar's full-time employees are eligible to receive equity awards approved by the Compensation Committee of the Board of Directors. No employees are covered by a labor union or other collective bargaining arrangement. We believe that the relationship with our employees is excellent. We regularly utilize independent consultants and contractors to perform various professional services, particularly in the areas of drilling, completion, field and on-site production operation services, mainly through our affiliated operator, Rife Energy Operating, Inc.

Available Information

We maintain an internet website under the name "www.reostarenergy.com." Information contained on or connected to our website is not incorporated by reference into this Form 10-K and should not be considered part of this report or any other filing that we make with the SEC. Our Code of Ethics is available on our website and available to any stockholder who provides a written request to Investor Relations at 3880 Hulen Street, Suite 500, Fort Worth, Texas 76107.

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

Marketing and Customers

We market nearly all of our oil and gas production from the properties we operate for both our interest and that of the other working interest owners and royalty owners. All of our gas produced from the Barnett Shale is sold pursuant to a gas contract with Copano Field Services/North Texas LLC. The contract expires May 31, 2017 and provides for two stages of gathering fees. For all wells in production through December 31, 2010, a gathering fee of $0.55 per MMBTU is assessed against our revenue. Thereafter, for all wells in production as of December 31, 2010, no gathering fee will be assessed. Currently, none of our gas is sold under long-term fixed price contracts. Our Barnett oil is currently sold to Parnon Gathering, Inc. under a month to month contract until such time as either party cancels by providing thirty (30) days advance written notice to the other party of intent to cancel. The contract pays Platts plus minus $1.00 based on Plains - North Texas Sweet posted price.

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

During the fiscal year, we implemented a comprehensive commodity price hedging program. The Company entered into a swap contract for 2,000 barrels of oil per month from August through December 2009. The contract locked in the price of oil at $70.40 per barrel. The Company entered into a swap contract for 20,000 MMBTU of natural gas per month from August through December 2009. The contract locked in the price of natural gas at $4.205 per MMBTU. The Company entered into a swap contract for 20,000 MMBTU of natural gas per month from January 2010 through June 2010. The contract locks in the price of natural gas at $5.54 per MMBTU.

During the fiscal year ended March 31, 2010, the Company entered into put and call contracts, which collar 2,000 barrels of oil per month during calendar 2010. The floor is $65 per barrel and the ceiling is $85 per barrel. The Company also entered into put and call contracts which collar 20,000 MMBTU of natural gas per month from July 2010 through December 2010. The floor is $5.50 per MMBTU and the ceiling is $6.50 per MMBTU.

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

Environmental Matters

Our operations are subject to stringent federal, state and local laws governing the discharge of materials into the environment or otherwise relating to environmental protection. Numerous governmental departments such as the Environmental Protection Agency ("EPA") issue regulations to implement and enforce such laws, which are often difficult and costly to comply with and which carry substantial civil and criminal penalties for failure to comply. These laws and regulations may require the acquisition of a permit before drilling commences, restrict the types, quantities and concentrations of various substances that can be released into the environment in connection with drilling, production and transporting through pipelines, limit or prohibit drilling activities on certain lands lying within wilderness, wetlands, frontier and other protected areas, require some form of remedial action to prevent pollution from former operations such as plugging abandoned wells, and impose substantial liabilities for pollution resulting from operations. In addition, these laws, rules and regulations may restrict the rate of production. The regulatory burden on the oil and gas industry increases the cost of doing business, affecting growth and profitability. Changes in environmental laws and regulations occur frequently, and changes that result in more stringent and costly waste handling, disposal or clean-up requirements could adversely affect our operations and financial position, as well as the industry in general. We believe we are in substantial compliance with current applicable environmental laws and regulations. Although we have not experienced any material adverse effect from compliance with environmental requirements, there is no assurance that this will continue. We did not have any material capital or other non-recurring expenditures in connection with complying with environmental laws or environmental remediation matters during fiscal year ended 2010, nor do we anticipate that such expenditures will be material in fiscal year ended 2011.

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

The Company received a qualified going concern opinion in the report from its auditors.

In their report dated June 29, 2010, the Company's auditors indicated there was substantial doubt about the Company's ability to continue as a going concern without additional fund-raising. Accordingly, unless we raise additional working capital, project financing and/or revenues grow to support our business plan we may be unable to remain in business

Volatility of oil and natural gas prices significantly affects our cash flow and capital resources and could hamper our ability to produce oil and gas economically.

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

Oil and natural gas operations are subject to many risks, including well blowouts, mechanical failures, explosions, uncontrollable flows of oil, natural gas or well fluids, fires, formations with abnormal pressures, pipeline ruptures or spills, pollution, releases of toxic natural gas and other environmental hazards and risks. If any of these hazards occur, we could sustain substantial losses as a result of:
•	injury or loss of life;
•	severe damage to or destruction of property, natural resources, and equipment;
•	pollution or other environmental damage;
•	clean-up responsibilities;
•	regulatory investigations and penalties; or
•	suspension of operations.

As we drill to deeper horizons and in more geologically complex areas, we could experience a greater increase in operating and financial risks due to inherent higher reservoir pressures and unknown down-hole risk exposures. As we continue to drill deeper, the number of rigs capable of drilling to such depths will be fewer and we may experience greater competition from other operators.

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

The global financial markets are in turmoil, and the economies of the United States and many other countries have recently been in recession, which may be severe and prolonged and have been characterized by high unemployment, limited availability of credit and capital, increased rates of default and bankruptcy and decreased consumer and business spending. These developments could negatively affect our business, operating results and financial condition in a number of ways. For example, this recession has had an unprecedented negative impact on the global credit and capital markets, resulting in financing terms that are less attractive to borrowers, and in many cases, the unavailability of certain types of debt or capital financing. If this crisis continues or worsens, and if we are required to obtain financing in the near term to meet our working capital or other business needs, we may not be able obtain that financing. Further, even if we are able to obtain the financing we need, it may be on terms that are not favorable to us, with increased financing costs and restrictive covenants.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable

ITEM 2. PROPERTIES

The information below summarizes certain data for our core operating areas for the year ended March 31, 2010. Segment reporting is not applicable to us as we have a single company-wide management team that administers all properties as a whole rather than by discrete operating segments. We track only basic operational data by area. We do not maintain complete separate financial statement information by area. We measure financial performance as a single enterprise and not on an area-by-area basis.

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

We have drilled and own interests in 71 completed wells, all of which are operated by Rife Energy Operating, Inc., a non-publicly traded affiliated company owned by a shareholder who controls more than 25% of our outstanding stock. Our average working interest is 47%, and our average net revenue interest is 36%. We have approximately 5,215 acres under lease, the majority of which is not classified as proven. During the fiscal year ended March 31, 2010, our Barnett Shale production consisted of 404,131 MCF of natural gas and 23,949 barrels of oil, or approximately 91,300 BOE (547,825 MCFE).

Proved developed producing reserves consisted of 1,920 MMCF of natural gas and 58 M barrels of oil, or, 378 MBOE (2,267 MMCFE). Proved developed non-producing reserves consisted of 33 MMCF of natural gas and 8 M barrels of oil, or, 13 MBOE (81 MMCFE). Total proved developed reserves at March 31, 2010 were 392 MBOE (2,348 MMCFE). Total proven, undeveloped reserves consisted of 16,820 MMCF natural gas and 643 M barrels of oil, or, 3,446 MBOE (20,680 MMCFE).

At March 31, 2010, we had a Barnett Shale drilling inventory of 50 proven drilling locations and more than 100 probable drilling locations.

Corsicana Field

We own interests in 77 producing well bores and 199 inactive wells. During the fiscal year, we transitioned operation of all of our properties in Corsicana from a non-publicly traded affiliate to a ReoStar Operating, Inc. Our average working interest is 95%, and our average net revenue interest is 76%. During the fiscal year ended March 31, 2010, our oil production in the Corsicana field totaled 10,300 barrels of oil.

The Nacatoch reservoir is fairly shallow with depths of less than 1,000 feet. While this field has been producing for more than one hundred years, several engineering studies have estimated that more than 80% of the original reserves still remain in place or approximately 100 MMBO.

We are evaluating optional EOR techniques including the use of chemicals (micellar flood), steam, and fire floods.

There are many alternative reservoirs between 1000 and 7000 feet, which are being evaluated for optimal exploitation. The company feels that there are tremendous opportunities in the multiple zones within this range and it plans on attempting to produce from each one.

During the fiscal year ended March 31, 2010, the Company drilled three Pecan Gap test wells. Two of the wells were successfully completed. The Company has identified 7 additional proven undeveloped drilling locations in the Pecan Gap formation and plans to beginning drilling these wells in the fourth quarter of the fiscal year. If these wells are successful, the Company expects to begin an extensive drilling program, and may drill up to 200 more Pecan Gap wells. The Pecan Gap formation lies at about 1,800 feet, and the wells cost approximately $130,000 to drill and complete. The Company has secured co-financing for these wells from an industry partners who have purchased working interests in the first three wells and expects to sell up to 50% of any additional Pecan Gap wells we drill.

We are also testing a new technology in the Corsicana field involving the detection and recording of helium atoms through the drilling of one-meter holes in 300 plotted locations throughout our leasehold. The technology is owned by one of our largest shareholders and has been successful in its application in foreign oil fields. This technology is able to detect and map helium atoms in the soil, which are always present in hydrocarbon molecules. This technology could assist the Company in its mapping of the Pecan Gap reservoir in leasehold and could substantially affect the results of subsequent drilling in that zone. This Company is not being charged for the direct costs associated with the implementation of the helium technology.

As of March 31, 2010, total proved developed reserves were 32 MBOE and proved undeveloped reserves totaled 40 MBOE.

East Texas Properties

During the fiscal year ended March 31, 2010, the Company divested of its East Texas assets.

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

See financial statement footnote number 17, "Supplemental Info on Oil and Gas Exploration, Development, and Production Activities" for the disclosures required by FASB ASC 932 and more detailed information regarding our proven reserves.

At year-end 2010, the independent petroleum-consulting firm of Forrest Garb and Associates, Inc. reviewed our reserves. These engineers were selected for their geographic expertise and their history in engineering enhanced oil recovery prospects similar to our Corsicana properties. At March 31, 2010, these consultants reviewed 100% of our proved reserves.

All estimates of oil and gas reserves are subject to uncertainty. The following table sets forth the estimated proven reserves in barrel of oil equivalents and the benchmark prices used in projecting them (in thousands except prices):
Estimated Proved Reserves	Barnett Shale	Corsicana Field	Total
Proved Developed (MBOE)	392	32	424
Proved Undeveloped (MBOE)	3,446	40	3,486
Total Proven Reserves at March 31, 2010	3,838	72	3,910

Benchmark Pricing
Natural Gas per mmbtu	$3.99
Crude Oil per barrel	$70.03

There are numerous uncertainties inherent in estimating reserves and related information and different reservoir engineers often arrive at different estimates for the same properties. No estimates of our reserves have been filed with or included in reports to another federal authority or agency.

Wells are classified as crude oil or natural gas according to their predominant production stream.

The day-to-day operations of oil and gas properties are the responsibility of the operator designated under pooling or operating agreements. The operator supervises production, maintains production records, employs or contracts for field personnel and performs other functions. An operator receives reimbursement for direct expenses incurred in the performance of its duties as well as monthly per-well producing and drilling overhead reimbursement at rates customarily charged by unaffiliated third parties. The charges customarily vary with the depth and location of the well being operated. The operator of our Barnett Shale properties is affiliated with ReoStar and is owned by shareholders who own more than 25% of our issued and outstanding common stock.

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

Our headquarters are located at 3880 Hulen St, Suite 500, Fort Worth, Texas. We lease approximately 12,000 square feet of office space under a lease and sublease approximately one- half of the space to our affiliated operating entity, which contributes to the costs of leasing and maintenance of the leasehold, pro-rata to their respective usage. The lease expires on January 31, 2011. We pay rent at a rate of $1.26 per square foot, per month. Our administrative and office facilities are suitable for their respective uses.

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

In October 2008, the court issued an order requiring the Company and plaintiff to attend mediation to settle the matter. The Company and plaintiff attended mediation in Corsicana, Texas, but were unable to resolve the matter during mediation. In March, the plaintiff filed a motion for summary judgment, which the court has denied. The Company is evaluating which actions are the most appropriate for the Company to take in respect of this matter, and we intend to continue to defend this matter vigorously or otherwise resolve this matter in a manner that we believe will not have a material adverse effect on our business, financial condition and results of operations.

If the plaintiff should prevail in the lawsuit, the amount of the loss contingency cannot be reasonable estimated; therefore no expense for this contingency has been recorded on the accompanying financial statements.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of our security holders during the fourth quarter of 2010.

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

Fiscal 2009	High	Low
30-Jun-09	$0.51	$0.06
30-Sep-09	$0.50	$0.10
31-Dec-09	$0.49	$0.11
31-Mar-10	$0.39	$0.08

Fiscal 2009	High	Low
30-Jun-08	$0.95	$0.20
30-Sep-08	$0.74	$0.20
31-Dec-08	$0.50	$0.10
31-Mar-09	$0.30	$0.05

Holders of Record

On March 31, 2010, there were approximately 90 holders of record of our common stock.

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion is intended to assist you in understanding our business and results of operations together with our present financial condition. This section should be read in conjunction with the financial statements and the accompanying notes included elsewhere in this annual report on Form 10-K.

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

Principal Components of Our Cost Structure

•  Direct Operating Expenses. These are day-to-day costs incurred to bring hydrocarbons out of the ground and to the market together with the daily costs incurred to maintain our producing properties. Such costs also include work-over repairs to our oil and gas properties not covered by insurance. To minimize and help control our costs, we acquired a work-over drilling rig and a swab rig in June of 2007. During fiscal year ended March 31, 2009 we completed refurbishment of a shallow well oil drilling rig which will be used to drill our Corsicana Nacatoch and Pecan Gap wells.

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

•  General and Administrative Expenses. Overhead, including payroll and benefits for our corporate staff, costs of maintaining our headquarters, costs of finding our working interest partners, costs of managing our production and development operations, audit and other professional fees and legal compliance are included in general and administrative expense. General and administrative expense includes stock-based compensation expense (non-cash) associated with the adoption of FASB ASC 718, amortization of restricted stock grants as part of employee compensation.

•  Interest. We increased our levels of debt during fiscal year 2010, and in the future, we may finance a larger portion of our working capital requirements and acquisitions with borrowings under a credit facility or with longer-term public traded debt securities. As a result, interest expense could become a much more prevalent component of our cost structure.

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

Results and Analysis of Financial Condition, Cash Flows and Liquidity

Barnett Shale Project: During the fiscal year ended March 31, 2010, we completed the two wells that were awaiting completion at the beginning of the fiscal year. ReoStar retained a 60% working interest in these wells at a total net investment of $955,000.

Corsicana Project: We completed injection of surfactant polymer in phase I of the polymer project and conducted an evaluation as to the effectiveness of the flood. We concluded that the flood was a scientific success and that further flooding was warranted. However, during the course of the evaluation, we were introduced to a different chemical flood technology that we believe will provide similar sweep efficiencies at a lower operating cost. We have begun negotiations to implement the technology in the wells that were originally drilled for Phase II of the polymer flood. We expect to initiate a pilot flood in the second quarter of the 2011 fiscal year.

We drilled one unsuccessful Pecan Gap exploratory well in Corsicana. We sold 75% working interests in the well to industry partners under a turn-key contract. Our dry hole costs associated with these wells was minimal based on the terms of the associated drilling contracts. We drilled two successful Pecan Gap wells in the Corsicana area at a total net investment of $72,612. We retained a 25% working interest in these wells.

The average sales price per barrel of oil during the fiscal year was $67.36 compared with $89.44 for the fiscal year ended March 31, 2009. The average price realized per thousand cubic feet (MCF) of gas produced during the fiscal year was $3.48 compared with $5.27 compared with for the fiscal year ended March 31, 2009

Oil and gas production for the year decreased 27% to a total of 91,304 BOE compared with 124,968 BOE for the fiscal year ended March 31, 2009. Oil and gas revenue for the year decreased 54% to a total of $3.0 million compared to $6.5 million for the fiscal year ended March 31, 2009. We had a net loss of $3.1 million compared to a net loss of $2.0 million for the prior fiscal year.

During fiscal year ended March 31, 2010, our cash used in operations was $455,000 and we used $700,000 in investing activities. Financing activities provided net cash of $1.0 million.

On March 31, 2010, we had $277,000 in cash and total assets of $21.3 million. Debt consisted of payables to non-related parties of $10.8 million, which were all classified as current due to the technical defaults under the senior secured credit facility. See Note 5 in the footnotes for more information. We also had accounts and notes payables to related parties of $3.6 million.

Cash is required to fund capital expenditures necessary to offset inherent declines in production and reserves.. Future success in growing reserves and production will be highly dependent on capital resources available and the success of finding or acquiring additional reserves.

In their report dated June 29, 2010, the Company's auditors indicated there was substantial doubt about the Company's ability to continue as a going concern without adequate fund-raising. Accordingly, unless we raise additional working capital, project financing and/or revenues grow to support our business plan, we may be unable to remain in business.

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

Based on current projections and oil and gas futures prices, the 2011 capital program is expected to be funded with the proceeds of the senior secured credit facility, internal cash flow, and debt or equity financing from investors.

Capital Requirements

Our primary needs for cash are for exploration and development of our Barnett Shale properties, establishing the enhanced oil recovery project the Pecan Gap drilling program in our Corsicana properties, and the acquisition of additional oil and gas properties, both in unconventional gas plays and re-development of mature fields. During the three months ended March 31, 2007, $4.5 million of capital was expended on Barnett Shale drilling projects, during the fiscal year ended March 31, 2008, $18.2 million of capital was expended on Barnett Shale drilling projects, and during the fiscal year ended March 31, 2009, $12 million of capital was expended on Barnett Shale drilling. For fiscal year 2008, $12.2 million of the capital program was funded via the sale of working interests on a turn-key basis and the balance of the capital program was funded by cash flow from operations and the proceeds of the private placement. For fiscal year 2009, $6.6 million of the capital program was funded via the sale of working interests on a turn-key basis and the balance of the capital program was funded by cash flow from operations and the proceeds of the senior secured credit facility. For fiscal year 2010, the $2.0 million capital expended was funded by proceeds from the senior secured credit facility and working capital.

Our capital expenditure budget for fiscal year 2011 is $1.5 million. Of this, $1 million is budgeted for Barnett Shale and $0.5 million is budgeted for the Corsicana micellar flood pilot. Our capital expenditure budget will be partially funded from cash flow from the properties. The majority of the capital expenditure budget will be funded from a planned equity financing.

Future Commitments

In addition to our capital expenditure program, we are committed to making cash payments in the future on two types of contracts: note agreements and operating leases. As of March 31, 2010, we do not have any capital leases nor have we entered into any material long-term contracts for equipment, nor do we have any off-balance sheet debt or other such unrecorded obligations.

The table below provides estimates of the timing of future payments that we are obligated to make based on agreements in place at March 31, 2010. In addition to the contractual obligations listed on the table below, our balance sheet at March 31, 2010 reflects accrued interest payable on our debt of $88,500 which is payable throughout the rest of 2010.

	Fiscal year ended March 31
In thousands	2011	2012	2013	Thereafter
Office Lease	$149,270	$-	$-	$-
Senior Credit Facility	10,800,000	-	-	-
Related Party Notes	-	-	3,518,924	-

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

At year-end 2010, deferred tax liabilities exceeded deferred tax assets by $639,000. We may be challenged by taxing authorities over the amount and/or timing of recognition of revenues and deductions in our various income tax returns. Although we believe that we have adequately provided for all taxes, gains or losses could occur in the future due to changes in estimates or resolution of outstanding tax matters.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
ReoStar Energy Corporation
Fort Worth, Texas 76107

We have audited the accompanying consolidated balance sheets of ReoStar Energy Corporation as of March 31, 2010 and 2009, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years then ended. ReoStar Energy Corporation's management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ReoStar Energy Corporation as of March 31, 2010 and 2009, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has a working capital deficit of $9,195,946 due to default on loan covenants and borrowing base requirements of their lender. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans regarding this matter are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Killman, Murrell & Company, P.C.
Killman, Murrell & Company, P.C.
Odessa, Texas
June 29, 2010

ReoStar Energy Corporation
Consolidated Balance Sheets

	March 31, 2010	March 31, 2009
ASSETS
Current Assets:
Cash	$277,307	$426,430
Accounts Receivable:
Oil and Gas - Related Party	639,738	337,879
Related Party	561,169	1,107,854
Other	-	15,760
Inventory	130,886	7,514
Other Current Assets	248,759	6,317
Total Current Assets	1,857,859	1,901,754

Notes Receivable	213,619	553,536

Oil and Gas Properties - successful efforts method	26,847,329	25,254,777
Less Accumulated Depletion and Depreciation	(9,034,348)	(6,206,558)
Oil and Gas Properties (net)	17,812,981	19,048,219

Other Depreciable Assets:	2,028,487	2,171,654
Less Accumulated Depreciation	(427,013)	(315,093)
Other Depreciable Assets (net)	1,601,474	1,856,561

Leasehold Held for Sale	-	150,000
Total Assets	$21,485,933	$23,510,070

LIABILITIES
Current Liabilities:
Accounts Payable	$278,233	$22,033
Revenue Payable	20,912	-
Payable to Related Parties	148,550	148,550
Other Current Liabilities	93,923	-
Accrued Expenses	140,390	106,141
Accrued Expenses - Related Parties	88,458	130,870
Current Portion of Long-Term Debt	10,283,339	-
Total Current Liabilities	11,053,805	407,594

Notes Payable	-	8,955,202
Notes Payable - Related Parties	3,518,924	3,518,924
Total Long-Term Debt	3,518,924	12,474,126

Asset Retirment Obligation	324,773	344,079
Deferred Tax Liability	639,034	1,702,782
Total Liabilities	15,536,536	14,928,581

Commitments & Contingencies:	-	-

Stockholders' Equity
Common Stock, $.001 par,200,000,000 shares authorized and 80,743,912 and 80,353,912 shares outstanding on March 31, 2010 and 2009, respectively	80,743	80,353

Additional Paid-In-Capital	11,460,893	10,959,965
Treasury Stock, at cost	(12,240)	-
Retained Deficit	(5,579,999)	(2,458,829)
Total Stockholders' Equity	5,949,397	8,581,489
Total Liabilities & Stockholders' Equity	$21,485,933	$23,510,070

See Accompanying Notes to Consolidated Financial Statements

ReoStar Energy Corporation
Consolidated Statements of Operations
	Years Ended
	Mar. 31, 2010	Mar. 31, 2009
Revenues
Oil and Gas Sales	$3,019,510	$6,558,069
Sale of Leases	170,174	18,005
Other Income	344,038	458,365
	3,533,722	7,034,439

Costs and Expenses
Oil and Gas Lease Operating Expenses	1,840,151	2,598,208
Workover Expenses	90,736	114,683
Severance and Ad Valorem Taxes	233,367	427,307
Delay Rentals	5,000	2,975
Plugging Costs and Expired Leases	43,594	433,976
Depletion and Depreciation	3,589,316	3,487,440
ARO Accretion	40,567	-
General and Administrative:
Salaries and Benefits	840,782	874,418
Legal and Professional	732,047	720,771
Other General and Administrative	495,967	701,687
Interest, net of capitalized interest of $555,575 and $537,024 for the years ended March 31, 2010 and March 31, 2009, respectively	-	3,780
	7,911,527	9,365,245

Other Income (Expense)
Interest Income	18,445	79,876
Hedging Gains (Losses)	174,442	(6,745)
Loss on Equity Method Investments	-	(206,561)

Loss from operations before income taxes	(4,184,918)	(2,464,236)

Income Tax Benefit	1,063,748	460,402

Net Loss	$(3,121,170)	$(2,003,834)

Basic and Diluted Loss per Common Share:
Net Loss per Common Share	$(0.04)	$(0.02)

Weighted Average Common Shares Outstanding	80,593,912	80,300,804

See Accompanying Notes to Consolidated Financial Statements

ReoStar Energy Corporation
Consolidated Statements of Stockholders' Equity
Years Ended March 31, 2009 and 2010

	Common Stock
	Number of Shares	Amount	Paid-In Capital	Treasury Stock	Retained Deficit	Total
Balance, March 31, 2008	80,181,310	$80,181	$9,553,346	$-	$(454,995)	$9,178,532

Common Stock Issued for Penalty Shares	172,602	172	172,430	-	-	172,602

Warrants Issued for short-term note payable	-	-	36,967	-	-	36,967

Warrants Issued in connection with consulting contract	-	-	300,000	-	-	300,000

Warrants Issued for success fee related to senior secured credit facility	-	-	375,000		-	375,000

Employee and director stock options granted	-	-	522,222	-	-	522,222

Net Loss 2009	-	-	-	-	(2,003,834)	(2,003,834)

Balance, March 31, 2009	80,353,912	80,353	10,959,965	-	(2,458,829)	8,581,489

Common Stock Issued with consulting contracts	390,000	390	175,110	-	-	175,500

Treasury Stock	-	-	-	(12,240)	-	(12,240)

Employee and director stock options granted	-	-	325,818	-	-	325,818

Net Loss 2009	-	-	-	-	(3,121,170)	(3,121,170)

Balance, March 31, 2009	80,743,912	$80,743	$11,460,893	$(12,240)	$(5,579,999)	$5,949,397

See Accompanying Notes to Consolidated Financial Statements

ReoStar Energy Corporation
Consolidated Statements of Cash Flows
	Fiscal Year Ended
Operating Activities:	Mar. 31, 2010	Mar. 31, 2009
Net Loss	$(3,121,170)	$(2,003,834)
Adjustments to reconcile net loss to net cash from operating activities:
Deferred Income Tax Benefit	(1,063,748)	(460,402)
Depletion, Depreciation, & Amortization	3,589,316	3,487,440
Expired Leases	43,594	433,976
Non-employee stock based compensation	175,500	300,000
Stock based compensation	325,818	307,240
Penalty shares	-	172,602
Loss on Equity Method Investment	-	206,561
ARO Accretion	40,567	-
ARO on Sold Properties	(87,516)	-
Treasury Stock Received for Asset Sale Proceeds	(12,240)	-
Changes in Operating Assets and Liabilities
Changes in Accrued Liabilities	(8,163)	(685,671)
Change in Inventory	(123,372)	(2,766)
Change in Related Party Receivables/Payables	(56,143)	(1,369,752)
Changes in Other Receivables	15,760	(15,760)
Changes in Other Current Assets	-	6,745
Changes in Hedging Activity	(148,519)	-
Change in Revenue Receivables	(301,859)	530,527
Change in Revenue Payable	20,912	-
Changes in Accounts Payable	256,200	(81,446)
Net Cash provided (used) from operating activities	(455,063)	825,460

Investing Activities:
Oil & Gas Drilling, Completing and Leasehold Acquisition Costs	(2,024,820)	(8,706,952)
Change in Related Party Payable related to drilling	602,828	(1,547,136)
Net Investment in Leasehold Sold	350,690	-
Investment in Other Depreciable Assets	(184,633)	(534,287)
Net Investment in Other Depreciable Assets Sold	221,957	-
Investment in Equity Method Investment	-	(64,166)
Note Receivable (Advances)	(213,619)	-
Note Receivable Collections	553,537	801,692
Net Cash used in continuing activities	(694,060)	(10,050,849)

Financing Activities:
Notes Payable Advances Net of Loan Fees	1,000,000	10,401,254
Notes Payable Principal Payments	-	(1,342,100)
Related Party Note (Payments)	(200,000)	-
Related Party Note Advances	200,000	-
Net Cash provided by continuing activities	1,000,000	9,059,154
Net Decrease in cash	(149,123)	(166,235)
Cash - Beginning of the year	426,430	592,665
Cash - End of the year	$277,307	$426,430

See Accompanying Notes to Consolidated Financial Statements

ReoStar Energy Corporation
Consolidated Statements of Cash Flows
(Continued)

	Year Ended
	Mar. 31, 2010	Mar. 31, 2009
Supplemental Disclosure of Cash Flow Information
Cash paid during period for:
Interest	$621,107	$466,792

Income Taxes	$-	$-

Non Cash Investing and Financing Activities

Treasury Stock Received for Asset Sale	$(12,240)	$-

Stock Based Loan Costs	$-	$375,000

Stock Issued for Interest	$-	$36,967

Stock Based Compensation	$325,818	$522,222

Stock Based Consulting Fees	$175,500	$300,000

See Accompanying Notes to Consolidated Financial Statements

REOSTAR ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010 AND 2009

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

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, ReoStar Operating, Inc., ReoStar Leasing, Inc. and ReoStar Gathering, Inc. Intercompany accounts and transactions have been eliminated in consolidation.

Going Concern
The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America with the assumption that the Company will be able to realize its assets and discharge its liabilities in the normal course of business. The Company has a working capital deficit of $9,195,946. This working capital deficit was precipitated because the Company could not meet its covenant or borrowing base requirements of their lender due in part to a reduction in their borrowing base. Therefore the note payable to Union Bank of California was classified as current. A complete discussion regarding the transactions leading to the default is more fully discussed in Note 5. The Company's ability to continue as a going concern is further contemplated upon its ability to complete certain capital generating activities in the future. Management's plan in this regard is to secure additional funds through equity financing activities. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments to the amounts and classifications of assets and liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Allowance for Doubtful Accounts
We regularly review our accounts receivable for quality of accounts receivable. Other than related party receivables, we accrue a provision for doubtful accounts equal to 20% of any accounts receivable balance that has aged more than one hundred twenty (120) days. As of March 31, 2010, we had no accounts receivable balances over the 120 day threshold, therefore, no allowance for doubtful accounts has been accrued.

Inventory
Inventory consists of tubing, rods, casing, and storage tanks and is stated at the lower of cost (first-in, first-out) or market value.

Oil and Gas Properties
Oil and gas investments are accounted for by the successful efforts method of accounting. Accordingly, the costs incurred to acquire property (proved and unproved), all development costs, and successful exploratory costs are capitalized, whereas the costs of unsuccessful exploratory wells are expensed.

Oil and gas properties consisted of the following at March 31, 2010 and 2009:

	2010	2009
Producing Leasehold	$23,999,312	$22,159,295
Non-Producing Leasehold	1,063,346	1,081,482
Well in Process	229,476	1,014,380
Capitalized Interest	1,555,195	999,620
	26,847,329	25,254,777

Less accumulated depletion and amortization	(9,034,348)	(6,206,558)

	$17,812,981	$19,048,219

Depletion of capitalized oil and gas well costs is provided using the units of production method based on estimated proved developed oil and gas reserves of the respective oil and gas properties. Cost, net of estimated salvage value, is recovered on each property via depletion.

The carrying value of capitalized oil and gas property costs is compared annually to the future net revenues attributed to the related proved developed oil and gas reserves. If such costs exceed the future net revenues of the related proved oil and gas reserves, an impairment provision is recorded.

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

Other Depreciable Assets
Other depreciable assets consisted of the following at March 31, 2010 and 2009:

	2010	2009
Buildings	$409,764	$409,764
Office Equipment	130,256	130,256
Property and Equipment	1,488,467	1,631,634
	2,028,487	2,171,654

Less accumulated depreciation	(427,013)	(315,093)

	$1,601,474	$1,856,561

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

Stock-based Compensation
The Company accounts for its stock options and warrants in accordance FASB ASC 718, "Compensation - Stock Compensation". In accordance with FASB ASC 718, the Company recognizes stock-based compensation expense based on the fair value of the stock options (or warrants) on the date of grant. The fair value of the stock options (or warrants) at the date of grant is amortized over the vesting period, with the offsetting credit to additional paid in capital. If the stock options are exercised, the proceeds are credited to share capital. Likewise, if the stock warrants are exercised, the proceeds are credited to share capital.

Comprehensive Income
FASB ASC 220, "Comprehensive Income," establishes standards for reporting and financial statement presentation of comprehensive income, its components and accumulated balances. Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, FASB ASC 220 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. The Company does not have comprehensive income items requiring disclosure of comprehensive income.

Impairment of Long-Lived Assets
In accordance with FASB ASC 360, "Property, Plant and Equipment", long lived assets, such as oil and gas properties and equipment are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of would be separately presented in the balance sheet and reported at the lower of the carrying amount of the fair value less costs to sell and are no longer depreciated. The assets and liabilities of a disposed group classified as held for sale would be presented separately in the appropriate asset and liability sections of the balance sheet.

Contingencies
Certain conditions may exist as of the date the financial statements are issued, which may result in a loss to the Company, but which will only be resolved when one or more future events occur or fail to occur. The Company's management and legal counsel assess such contingent liabilities, and such assessment inherently involves an exercise of judgment. In assessing loss contingencies related to legal proceedings that are pending against the Company, or unasserted claims that may result in such proceedings, the Company's legal counsel evaluates the perceived merits of any legal proceedings or unasserted claims as well as the perceived merits of the amount of relief sought or expected to be sought therein.

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

Financial Instruments
The carrying amount of financial instruments including cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate fair value, unless otherwise stated, as of March 31, 2010. The carrying amount of long-term debt approximates market value due to the use of market interest rates.

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

Recent Accounting Pronouncements
The FASB established the FASB Accounting Standards Codification ("Codification") as the source of authoritative U.S. generally accepted accounting principles ("GAAP") recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements issued for interim and annual periods ending after September 15, 2009. The codification has changed the manner in which U.S. GAAP guidance is referenced, but did not have an impact on our consolidated financial position, results of operations or cash flows.

In January 2010, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2010-06, "Fair Value Measurements and Disclosures (Topic 820) - Improving Disclosures about Fair Value Measurements." This ASU requires some new disclosures and clarifies some existing disclosure requirements about fair value measurement as set forth in Accounting Standards Codification ("ASC") 820. ASU 2010-06 amends ASC 820 to now require: (1) a reporting entity should disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers; and (2) in the reconciliation for fair value measurements using significant unobservable inputs, a reporting entity should present separately information about purchases, sales, issuances, and settlements. In addition, ASU 2010-06 clarifies the requirements of existing disclosures. ASU 2010-06 is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. Early application is permitted. The Company will comply with the additional disclosures required by this guidance upon its adoption in January 2010.

Also in January 2010, the FASB issued Accounting Standards Update No. 2010-03, "Extractive Activities-Oil and Gas-Oil and Gas Reserve Estimation and Disclosures." This ASU amends the "Extractive Industries-Oil and Gas" Topic of the Codification to align the oil and gas reserve estimation and disclosure requirements in this Topic with the SEC's Release No. 33-8995, "Modernization of Oil and Gas Reporting Requirements (Final Rule)," discussed below. The amendments are effective for annual reporting periods ending on or after December 31, 2009, and the adoption of these provisions on December 31, 2009 did not have a material impact on our consolidated financial statements.

On December 31, 2008, the Securities and Exchange Commission (SEC) issued Release No. 33-8995, "Modernization of Oil and Gas Reporting Requirements (Final Rule)," which adopted major revisions to its rules governing oil and gas company reporting requirements. These include provisions that permit the use of new technologies to determine proved reserves, and allow companies to disclose their probable and possible reserves to investors. Previously, the rules limited disclosure to only proved reserves. The new disclosure requirements also require companies to report the independence and qualifications of the person primarily responsible for the preparation or audit of reserve estimates, and to file reports when a third party is relied upon to prepare or audit reserves estimates. The new rules also require that oil and gas reserves be reported and the full-cost ceiling value calculated using an average price based upon the prior 12-month period. The new oil and gas reporting requirements are effective for annual reports on Form 10-K for fiscal years ending on or after December 31, 2009, with early adoption not permitted.

In August 2009, the FASB issued ASU No. 2009-05, "Fair Value Measurements and Disclosures (Topic 820) - Measuring Liabilities at Fair Value," related to fair value measurement of liabilities. This update provides clarification that in circumstances in which a quoted price in an active market for an identical liability is not available, a reporting entity is required to measure fair value using one or more valuation techniques. This guidance is effective for the first reporting period beginning after issuance.

In June 2009, the FASB issued guidance under ASC 105, "Generally Accepted Accounting Principles." This guidance established a new hierarchy of GAAP sources for non-governmental entities under the FASB Accounting Standards Codification. The Codification is the sole source for authoritative U.S. GAAP and supersedes all accounting standards in U.S. GAAP, except for those issued by the SEC. The guidance was effective for financial statements issued for reporting periods ending after September 15, 2009. The adoption had no impact on the Company's financial position, cash flows or results of operations.

In May 2009, the FASB issued guidance under ASC 855 "Subsequent Events," which sets forth: (1) the period after the balance sheet date during which management of reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, (2) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and (3) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. The guidance was effective on a prospective basis for interim or annual financial periods ending after June 15, 2009.

In April 2009, the FASB updated its guidance under ASC 820, "Fair Value Measurements and Disclosures," related to estimating fair value when the volume and level of activity for an asset or liability have significantly decreased and identifying circumstances that indicate a transaction is not orderly. The guidance was effective for interim and annual reporting periods ending after June 15, 2009 with early adoption permitted for periods ending after March 15, 2009. The adoption of this guidance did not have any impact on the Company's results of operations.

Also in April 2009, the FASB updated its guidance under ASC 825, "Financial Instruments," which requires disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This guidance also requires those disclosures in summarized financial information at interim reporting periods. The guidance was effective for interim reporting periods ending after June 15, 2009 with early adoption permitted for periods ending after March 15, 2009.

The FASB updated its guidance under ASC 805, "Business Combinations," in April 2009, which addresses application issues on initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. This guidance was effective for business combinations occurring on or after the beginning of the first annual period on or after December 15, 2008.

In June 2008, the FASB updated its guidance under ASC 260, "Earnings Per Share." This guidance clarified that all unvested share-based payment awards with a right to receive nonforfeitable dividends are participating securities and provides guidance on how to allocate earnings to participating securities and compute basic earnings per share using the two-class method. This guidance was effective for fiscal years beginning after December 15, 2008. The Company adopted this guidance on January 1, 2009. The adoption did not have a material impact on the Company's earnings per share calculations.

In March 2008, the FASB issued guidance under ASC 815, "Derivatives and Hedging," which changes the disclosure requirements for derivative instruments and hedging activities. Entities will be required to provide enhanced disclosures about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for, and how derivative instruments and related items affect an entity's financial position, operations and cash flows. This guidance was effective as of the beginning of an entity's fiscal year that begins after November 15, 2008. The Company adopted this guidance on January 1, 2009.

(3) DEFERRED TAX LIABILITY
Our income tax benefit from operations was $1,063,748 and $460,402 for the years ended March 31, 2010 and 2009, respectively. A reconciliation between the statutory federal income tax rate and our effective income tax rate is as follows:

	March 31, 2010	March 31, 2009
Federal Statutory Tax Rate	35%	35%
State	0%	0%
Consolidated Effective Tax Rate	35%	35%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax provisions. Our income tax expense (benefit) is as follows:
	Years Ended March 31,
	2010	2009
Current income tax expense
Federal	$-	$-
State	-	-
Total current tax expense	-	-

Deferred income tax (benefit) from continuing operations
Federal	(1,063,748)	(460,402)
State	-	-
Total income tax benefit	$(1,063,748)	$(460,402)

The income tax provision differs from the amount computed at the statutory rate of 35% as follows:
	Years Ended March 31,
	2010	2009
Rate	35%	35%
Tax on Income from Continuing Operations at Statutory Rate	$(1,464,721)	$(862,483)

Increase (decrease) resulting from:
Permanent differences	400,973	402,081
Income Tax Provision	$(1,063,748)	$(460,402)

Significant components of deferred tax assets and liabilities are as follows:
	March 31, 2010	March 31, 2009
Deferred Tax Assets:
Net Operating Loss Carryforward	$1,950,405	$751,045
Other Deferred Tax Assets	146,544	-
Total Deferred Tax Assets	2,096,949	751,045

Deferred Tax Liabilities
Oil and Gas Properties Basis	2,475,875	2,086,984
Other Deferred Tax Liabilities	260,108	366,843
Total Deferred Liabilites	2,735,983	2,453,827
Net Deferred Tax Liability	$639,034	$1,702,782

At March 31, 2010 and 2009, we had net operating loss carryforwards for tax purposes of approximately $5.6 million and $2.2 million, of which, approximately $3.4 million and $2.2 million expire on March 31, 2030 and 2029, respectively.

(4) EARNINGS PER COMMON SHARE

The average stock price for both years was less than the strike price of the outstanding stock warrants and stock options. Therefore, there were no dilutive common stock equivalents as of March 31, 2010 and 2009. The following table sets forth the computation of basic earnings per common share.

	March 31, 2010	March 31, 2009
Numerator
Net Income (Loss)	$(3,121,170)	$(2,003,834)
Denominator
Weighted Average Shares Outstanding - Basic	80,593,912	80,300,804

Basic - Net Income	$(0.04)	$(0.02)

(5) INDEBTEDNESS

The following debt was outstanding as of March 31, 2010 and March 31, 2009, respectively:

Lease Notes Payable. The Company had three lease bank obligations related to the acquisition of certain leasehold in the Fayetteville Shale play. All three obligations were non-recourse in nature and required repayment of the principal as the acquired leasehold was drilled or when the underlying leasehold was sold. The Company fully impaired the underlying acreage during the year ended March 31, 2009 (see Note 9 for more information). Since the obligations are non-recourse in nature, the Company has written off the related lease bank obligations as of March 31, 2009.

Senior Secured Credit Facility. As of March 31, 2010 and 2009, respectively, the Company had outstanding principal of $10,800,000 and $9,800,000 on the note. The Company incurred costs associated with the note (including legal fees and investment banking fees) of approximately $1 million. The loan fees are amortized over the life of the note, and amortization for the years ended March 31, 2010 and 2009 was approximately $325 thousand and $190 thousand, respectively. The carrying value of the note is reduced by the loan costs net of amortization, leaving a carrying balance of approximately $10,283,000 and $8,955,000, respectively. At March 31, 2010 the interest rate was 5.75%.

On October 30, 2008, we entered into a $25 million senior secured credit facility with lenders led by Union Bank, N.A. ("UB"), as administrative agent and as issuing lender. Pursuant to the terms of the senior credit facility, the initial borrowing base was set at $14 million and is subject to re-determination every six months with one optional re-determination allowed between scheduled re-determinations. During the fiscal year ended March 31, 2010, the borrowing base was adjusted downward to $7.6 million leaving an over-advance of $3.2 million. The Company lacks the liquidity to repay the over-advance.

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

Working capital, defined as consolidated current assets less consolidated current liabilities is required to be at least $1.5 million as of the last day of each fiscal quarter. Current assets includes the unused amount available under the senior credit facility. We were not in compliance with the working capital requirement as of March 31, 2010.

The leverage ratio is as follows: (a) for each fiscal quarter, the ratio of (i) Funded Debt (as defined in the senior credit facility) to (ii) consolidated EBITDA for the four fiscal quarter periods then ended must not be greater than 3.50 to 1.00. For the purposes of calculating the leverage ratio, the definition of "Funded Debt" does not include Notes Payable to Shareholders that has been subordinated to the senior credit facility. EBITDA is defined as Consolidated Net Income adjusted plus, to the extent deducted in determining net income, interest expense, income taxes, depletion, depreciation, amortization, and other non-cash charges for the period. We were not in compliance with the leverage ratio as of March 31, 2010.

The interest coverage ratio is the ratio of our consolidated EBITDA for the four fiscal quarter periods then ended to our consolidated Interest Expense for the four fiscal quarters then ended must be at least 3.00 to 1.00. We were not in compliance with the interest coverage ratio as of March 31, 2010.

In February, Union Bank formally notified the Company of non-compliance under the above covenants and the over-advance resulting from the revision of the borrowing base. See the Form 8-K filed on February 17, 2010.

The senior credit agreement imposes certain restrictions on us and our subsidiaries, subject to specific exceptions, including, but not limited to, the following: (i) incurring additional liens; (ii) incurring additional debt; (iii) merging or consolidating or selling, transferring, assigning, farming-out, conveying or otherwise disposing of any property; (iv) making certain payments, including cash dividends to our stockholders; (v) making any loans, advances or capital contributions to, or making any investment in, or purchasing or committing to purchase any stock or other securities or interests in any person or any oil and natural gas properties or activities related to oil and natural gas properties unless with regard to new oil and natural gas properties, such properties are mortgaged to UB, as administrative agent, or with regard to new subsidiaries, such subsidiaries execute a guaranty, pledge agreement, security agreement and mortgage in favor of UB, as administrative agent; and (vi) entering into affiliate transactions on terms that are not at least as favorable to us as comparable arm's length transactions.

Notes Payable to Related Parties. ReoStar has a note payable to ReoStar's President and CEO. The note was renewed in October 2008 and matures on April 1, 2012. The note bears interest of 8%. The principal balance of the note on March 31, 2010 and 2009 was $324,330 and $324,330, respectively. The note is subordinated to the Senior Secured Credit Facility.

ReoStar has a note payable to a limited partnership owned by the Chairman of the Board. The note was renewed in October 2008 and matures on April 1, 2012. The note provides for an interest rate of 5.95%. The principal balance at March 31, 2010 and 2009 was $3,194,594 and $3,194,594, respectively. The note is subordinated to the Senior Secured Credit Facility.

The following table summarizes our note payable repayment obligations.

	Fiscal Years Ending March 31,
	2011	2012	2013	2014	Thereafter	Total
Note Payable - Shareholder	-	-	324,330	-	-	324,330
Note Payable - Shareholder	-	-	3,194,594	-	-	3,194,594
Senior Secured Credit Facility	10,800,000	-	-	-	-	10,800,000
	$10,800,000	$-	$3,518,924	$-	$-	$14,318,924

Payables to Related Party. ReoStar contracts with the operators of its oil and gas properties to drill and complete all new wells. The operators are affiliated entities owned by a ReoStar shareholder who owns more than 20% of ReoStar stock. The outstanding payable to the operators as of March 31, 2010 and 2009 was $0 and $148,550, respectively.

Accrued Expenses. Accrued expenses consist of accrued interest expense totaling $0 and $23,030, royalty payable totaling $101,395 and $68,406, and severance and sales taxes payable totaling $38,995 and $14,705 at March 31, 2010 and 2009, respectively.

Accrued interest payable to related parties aggregated of $88,458 and $130,870 on March 31, 2010 and 2009, respectively.

(6) CAPITAL STOCK
We have authorized capital stock of 200 million shares of common stock. The following is a schedule of changes in the number of outstanding common shares since March 31, 2008.
Shares Outstanding
Shares Outstanding March 31, 2008	80,181,310
Shares issued as penalty for late registration of private placement shares	172,602
Balance at March 31, 2009	80,353,912
Shares issued as compensation to consultants	390,000
Balance at March 31, 2010	80,743,912

During the fiscal years ended March 31, 2007 and 2008, the Company issued shares via a private placement offering. The private placement subscription agreement provided for additional penalty shares to be issued in the event the stock was not registered with the Securities Exchange Commission within 90 days of subscription. During the fiscal year ended March 31, 2009, the company issued 172,602 penalty shares because the registration was not completed within the specified time period for some, but not all, of the private placement subscriptions. The penalty stock was valued at $1.00 per share based upon the bid price on the relevant date and an expense of $172,602 was recorded for the year ended March 31, 2009.

The private placement subscription agreement also provided for the issuance of 1 warrant for each share of stock issued. The warrants had a strike price of $1.50 per share and expired in two years. In total, the Company issued 11,462,000 warrants in conjunction with the private placement offering in 2007. Of these, 6,605,000 warrants were scheduled to expire by March 31, 2009. The remaining 4,757,000 warrants were scheduled to expire in the quarter ending June 30, 2009. In April 2009, the Company extended the expiration date for all of the warrants to June 16, 2009. All of the warrants have since expired.

There were stock option grants issued to members of ReoStar's Board of Directors of 100,000 shares during the year ended March 31, 2008. The stock options were valued at $69,856 using the Black-Scholes model with a volatility of 183.59% and a strike price of $1.11. Of the stock options, one-third vested on March 31, 2008 at an expense of $39,376, one-third vested on March 31, 2009 at an expense of $21,251, and the balance vested on March 31, 2010 at an expense of $9,229.

At March 31, 2008, there were 350,000 shares of unvested restricted stock granted to two of the Company's officers outstanding. In July 2008, the Board approved an employee stock option plan that provides for stock options up to 8,000,000 shares. The Board canceled the restricted stock grants and replaced them with stock options. Stock options were issued to three of the Company's officers totaling 2,500,000 shares. The options were granted on July 25, 2008 and were valued at $873,348 using the Black-Scholes model with a volatility of 194.44% and a strike price of $0.35 per share. Of the stock options, one-third vested on March 31, 2009, one-third vested on March 31, 2010, and the balance will vest on March 31, 2011. During the fiscal year ended March 31, 2010, one of the officers resigned. In lieu of severance, the officer and the company agreed that the balance of the unvested options would vest immediately. Amounts expensed were $316,589 and $480,338 for the years ended March 31, 2010 and 2009, respectively.

Salaries and Benefits expense included stock based compensation expense of $325,818 and $307,240 for the years ended March 31, 2010 and 2009, respectively.

During the fiscal year ended March 31, 2009, the Company issued 1,250,000 warrants to purchase 1 share of stock to our investment banking firm as part of the success fee in closing the Union Bank of California senior secured credit facility. The warrants were issued October 31, 2008 when the Company's stock price was $0.30 per share. The warrants have a strike price of $0.50 per share and are scheduled to expire October 31, 2012. Using the Black-Scholes model, the warrants were valued at $375,000.

The Company issued 100,000 warrants to purchase 1 share of stock to a private lender in lieu of interest during the fiscal year ended March 31, 2009. The warrants were issued on June 11, 2008 and expire on June 30, 2012. The stock was trading at $0.50 at the time of issue and the strike price is also $0.50 per share. Using the Black-Scholes model, the warrants were valued at $36,967.

The Company issued 1,000,000 warrants to a consultant during the fiscal year ended March 31, 2009. The warrants were issued effective January 1, 2009 and are scheduled to expire December 31, 2019. The strike price of $0.30 per share is equal to the market price on the date of issue. Using the Black-Scholes model, the warrants were valued at $300,000.

The Company issued 390,000 shares of stock to various consultants during the fiscal year ended March 31, 2010. The stock was valued $175,500 - the average price on the date the stock was issued. An expense of $175,500 was included in Legal and Professional expenses during the year.

(7) TREASURY STOCK
In February 2010, the Company acquired 102,000 shares of its common stock in conjunction with the sale of two oil and gas leases at a cost of $12,240. The Company accounts for treasury stock using the cost method and includes treasury stock as a component of stockholder's equity.

(8) FAIR VALUE ESTIMATES
In September 2006, the FASB issued FASB ASC 820, "Fair Value Measurements and Disclosures". The objective of FASB ASC 820 is to increase consistency and comparability in fair value measurements and to expand disclosures about fair value measurements. FASB ASC 820 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. FASB ASC 820 applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements.

The Company measures its derivative instruments in accordance with FASB Codification Topic 820-10. Topic 820-10 specifies a valuation hierarchy based on whether the inputs to those valuation techniques are observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect the Company's own assumptions. These two types of inputs have created the following fair value hierarchy:

•	Level 1 - Quoted prices for identical instruments in active markets;
•	Level 2 - Quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-derived valuations in which all significant inputs and significant value drivers are observable in active markets; and
•	Level 3 - Valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

Type of Contract	Balance Sheet Location	Estimated Fair Value
Natural Gas Swaps	Other Current Assets	$98,856
Natural Gas Collars	Other Current Assets	143,587
Total Current Derivative Assets		242,443

Crude Oil Swaps	Other Current Liabilities	-
Crude Oil Collars	Other Current Liabilities	(93,923)
Total Current Derivative Liabilities		(93,923)

Crude Oil Collars	Other Non-Current Liabilities	-
Natural Gas Collars	Other Non-Current Liabilities	-
Total Non-Current Derivative Liabilities		-
Total Net Derivative Assets		$148,520

This hierarchy requires the Company to minimize the use of unobservable inputs and to use observable market data, if available, when estimating fair value. The fair value of the options and warrants and derivative assets and liabilities at March 31, 2010 was as follows:

Fair Value Measurements at Reporting Date Using
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Options	$-	$325,818	$-	$325,818
Derivative Assets and Liabilities, net	$148,520	$-	$-	$148,520

The fair value of the options and warrants and long-lived assets held for sale at March 31, 2009 was as follows:

Fair Value Measurements at Reporting Date Using
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Options and Warrants	$-	$1,234,189	$-	$1,234,189
Long-lived Assets Held For Sale	$-	$150,000	$-	$150,000

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

We recorded the initial ARO during the fiscal year ended March 31, 2009. We calculated the present value of the ARO by applying an annual inflation factor of 3% to the current cost to plug and abandon our producing properties in order to estimate the future cost to plug and abandon the properties. We discounted the future costs to present values using a discount rate of 12.5% (the credit adjusted risk free rate). The carrying cost of the property was increased by the present value of the ARO and a liability was recorded. At March 31, 2010 and 2009, our liability for ARO was approximately $325,000 and $344,000, respectively, all of which was classified as non-current. Our asset retirement obligations are recorded as current or non-current liabilities based on the estimated timing of the related cash flows.

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

For the year ended March 31, 2009, a net abandonment loss of $424,000 was recorded related to the impairment of the Fayetteville Shale leasehold.

(11) COMMITMENTS AND CONTINGENCIES

Office Lease
We signed a six-month extension to the long-term sublease in January 2010. The lease provides for base rent of $14,927 monthly. The lease is scheduled to expire in July 2010. The minimum base rent until the lease expires on July 31, 2010 is $59,708.

Plugging
Some of the Corsicana oil and gas leases have been producing for more than one hundred years and there are approximately one hundred abandoned wells scattered throughout the leases. In order for tertiary recovery efforts to be successful, we will need to cement in the old wells. Since the wells are relatively shallow, we are able to completely plug each well for less than $1,500. We consider these plugging costs to be costs of developing the field. Successful efforts accounting requires that such development costs be capitalized, consequently, the plugging costs are capitalized as part of the project. Because these costs are related to the planned tertiary recovery project, rather than a retirement of an asset, management has not included the cost of plugging these old well bores in the asset retirement obligation. No contingency has been recorded as management believes the plugging costs to be immaterial

(12) NOTE RECEIVABLE
ReoStar had a note receivable from our drilling contractor. The note is secured by the rig that was dedicated to our Barnett Shale acreage. During the year, the outstanding note principal was paid in full. The outstanding principal balance on March 31, 2010 and 2009 was $0 and $553,536, respectively.

During fiscal year 2010, the Company sold two oil and gas leases in east Texas. The purchase and sales agreement provides for monthly production payments equal to 10% of the gross revenue attributable to the working interests sold commencing with May 2010 production. The production payments will continue until a total of $165,000 has been collected by the Company. The Company estimates the present value of the production payments to be $112,991 using a discount rate of 10%. A note receivable in that amount was recorded.

During fiscal year 2010, the Company sold the balance of the east Texas assets. The purchase and sales agreement provides for consideration consisting of $10,000 cash, 102,000 shares of the Company's stock, and a promissory note. The promissory note provides for monthly production payments equal to 50% of the net proceeds attributable to production from two oil and gas leases and $50 per hour of billable rig work completed in each 30 day period. The first payment is due in May 2010 and production payments will continue until a total of $112,500 is collected. The Company estimated the present value of the payments to be $100,628 using a discount rate of 10%. A note receivable in that amount was recorded.

(13) MAJOR CUSTOMERS
We market our production on a competitive basis. Gas produced in the Barnett is sold under a long-term contract scheduled to expire on May 31, 2017. Oil purchasers may be changed on 30 days notice. The price for oil is generally equal to a posted price set by major purchasers in the area or is based on NYMEX pricing, adjusted for quality and transportation. We sell to oil and gas purchasers on the basis of price, credit quality and service. For the years ended March 31, 2010 and 2009, three customers, Parnon Gathering, Inc; Copano Field Services, North Texas LLC; and Plains Marketing L.P. accounted for nearly 100% of total oil and gas sales. Since our products are commodities and since there are numerous purchasers that service our markets, we believe that the loss of any one customer would not have a material adverse effect on our results.

(14) CREDIT RISK
We frequently maintain a balance in our bank accounts in excess of the federally insured limits.

(15) DERIVATIVE INSTRUMENTS AND PRICE RISK MANAGEMENT
The Company does not engage in speculative derivative activities or derivative trading activities, nor does it use derivatives with leverage features. The Company uses derivative instruments from time to time to manage market risks resulting from the fluctuations in the prices of crude oil and natural gas. The gains and losses resulting from changes in the fair value of derivatives are recorded in operations. See Note 8 for the fair values of the derivatives as of March 31, 2010.

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

During the fiscal year ended March 31, 2010, the Company entered into a swap contract for 2,000 barrels of oil per month from August through December 2009. The contract locked in the price of oil at $70.40 per barrel. The Company entered into a swap contract for 20,000 MMBTU of natural gas per month from August through December 2009. The contract locked in the price of natural gas at $4.205 per MMBTU. The Company entered into a swap contract for 20,000 MMBTU of natural gas per month from January 2010 through June 2010. The contract locks in the price of natural gas at $5.54 per MMBTU.

During the fiscal year ended March 31, 2010, the Company entered into put and call contracts which collar 2,000 barrels of oil per month during calendar 2010. The floor is $65 per barrel and the ceiling is $85 per barrel. The Company also entered into put and call contracts which collar 20,000 MMBTU of natural gas per month from July 2010 through December 2010. The floor is $5.50 per MMBTU and the ceiling is $6.50 per MMBTU.

There were no net premiums paid or received when the Company entered into these contracts.

The following table reflects open commodity derivative hedging contracts as of March 31, 2010, the associated volumes, and the corresponding reference price.

Settlement Period	Monthly Volumes		Fixed Price	Price Floor	Price Ceiling

Natural Gas Swaps
1/01/10 - 6/30/10	20,000	MMBTU	$5.54	N/A	N/A

Crude Oil Collars
1/01/10 - 12/31/10	2,000	BBLS	N/A	$65.00	$85.00

Natural Gas Collars
7/1/10 - 12/31/10	20,000	MMBTU	N/A	$5.50	$6.50

 (16) SUBSEQUENT EVENTS
In May 2009, the FASB issued FASB ASC 855, "Subsequent Events". ASC 855 establishes general standards of accounting for and disclosure of events after the balance sheet date but before financial statements are issued or are available to be issued. The adoption in the fourth quarter of 2009 did not have any material impact on the Company's financial statements. Accordingly, the Company evaluated subsequent events through June 29, 2010, the date the financial statements were issued.

(17) SUPPLEMENTAL INFO ON OIL AND GAS EXPLORATION, DEVELOPMENT AND PRODUCTION ACTIVITIES (UNAUDITED).
The following information concerning our natural gas and oil operations has been provided pursuant to FASB ASC 932, "Extractive Industries - Oil and Gas". All of our natural gas and oil producing activities are located in Texas.

Capitalized Costs Relating to Oil and Gas Producing Activities
	Fiscal Year Ended March 31,
	2010	2009
Unproved oil and gas properties	$564,804	$484,198
Proved oil and gas properties	24,727,330	23,770,959
Support Equipment and facilities	-	-
Capitalized Interest	1,555,195	999,620
Total Capitalized Cost of Oil and Gas Properties	26,847,329	25,254,777
Less accumulated depletion, depreciation, and amortization	(9,034,348)	(6,206,558)
Net Capitalized Costs	$17,812,981	$19,048,219

Costs incurred in Oil and Gas Producing Activities

	Fiscal Year Ended March 31,
	2010	2009
Property Acquisition Costs
Proved	$422,963	$427,676
Unproved	91,810	15,472
Exploration Costs	235,003	267,212
Development Costs	719,470	7,393,929
Asset retirement costs recognized	27,643	344,079
Total Costs Incurred	$1,496,889	$8,448,368

Results of Operations for Producing Activities:

The following reflects results of operations for the fiscal years ended March 31, 2010 and 2009:

	Fiscal Year Ended March 31,
	2010	2009
Oil & Gas Revenue	$3,019,510	$6,558,069
Gain on Sale of Oil & Gas Leases	170,174	18,005
Production Costs	2,164,254	3,140,198
Exploration Costs	5,000	2,975
Expired Leases and Plugging Costs	43,594	433,969
Depreciation, Depletion, & Amortization	2,765,126	2,968,429
	(1,788,290)	30,503
Income Taxes at 35%	625,902	(10,676)
Results of operations for oil and gas producing activities (excluding corporate overhead and financing costs)	$(1,162,389)	$19,827

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

The March 31, 2010 report utilizes the preceding 12-month average on the first trading day of the month spot price posted for West Texas Intermediate crude oil and Henry Hub natural gas in accordance with updated SEC guidelines. The March 31, 2010 oil price was $70.03 per barrel ("Bbl") and has been adjusted by lease for gravity, transportation fees, and regional price differentials. The March 31, 2010 natural gas price per thousand cubic feet (MCF) was based on a benchmark price of $3.99 per million British thermal units ("MMBtu") and has been adjusted by lease for Btu content, transportation fees and regional price differentials. The March 31, 2009 report utilizes the base crude oil and natural gas prices in effect at March 31, 2009 in accordance with the SEC guidelines then in effect. For the reserves at March 31, 2009, the base crude oil and natural gas prices were $49.65 per Bb and $3.58 per MMbtu, respectively. The base prices for both crude oil and natural gas are adjusted by the normal price differential between the prices we historically have received for our products and the spot price quoted on the relevant market exchange.

Our proved reserves (000's omitted) are summarized in the table below.

	Oil (MBBL)	Gas (MMCF)

Reserves at March 31, 2008	1,411	18,809
Revisions of previous estimates	(739)	(11,269)
Improved recovery	-	-
Purchases of minerals in place	1	25
Extensions and discoveries	397	4,725
Production	(45)	(479)
Sales of minerals in place	-	-
Reserves at March 31, 2009	1,025	11,811
Revisions of previous estimates	(650)	(3,735)
Improved recovery	-	-
Purchases of minerals in place	-	-
Extensions and discoveries	442	11,101
Production	(24)	(404)
Sales of minerals in place	(12)	-
Reserves at March 31, 2010	781	18,773

Revisions of previous estimates: The table above identifies downward revisions in both oil and gas reserves for the year ended March 31, 2009. The downward revision is primarily a function of price. The base oil price at March 31, 2009 was more than 51% lower than the base price included in the previous reserve report. The table above identifies downward revisions in both oil and gas reserves for the year ended March 31, 2010. The downward revision is primarily related to corrections to the projected decline curves of our Barnett Shale properties.

Purchases of minerals in place: The Company has continued its working interest repurchase program in its Barnett Shale properties. Throughout both years, the company repurchased small working interests in several wells.

Extensions and discoveries: The Company successfully drilled 8 of the Barnett shale locations that were classified as proven undeveloped properties for the years ending March 31, 2009. The successful drilling of the wells resulted in additional proven undeveloped reserves in offset locations. During the year ended March 31, 2010, multiple successful wells were drilled in leasehold acreage offsetting our Barnett Shale acreage. Based upon these successful wells and our drilling history, an additional 33 proven undeveloped drilling locations were identified. All wells classified as proven undeveloped are expected to be drilled within 5 years of our fiscal year end.

Standardized Measure of Discounted Future Net Cash Flows Relating to Proved Oil and Gas Reserves (Unaudited)

The following summarizes the policies we used in the preparation of the accompanying natural gas and oil reserve disclosures, standardized measures of discounted future net cash flows from proved natural gas and oil reserves and the reconciliations of standardized measures from year to year. The information disclosed, as prescribed by FASB ASC 932, is an attempt to present the information in a manner comparable with industry peers.

The information is based on estimates of proved reserves attributable to our interest in natural gas and oil properties as of April 1, 2010. These estimates were prepared by an independent petroleum engineering firm, Forest Garb and Associates, Inc. Proved reserves are estimated quantities of natural gas and crude oil which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions.

The standardized measure of discounted future net cash flows from production of proved reserves was developed as follows:
•	Estimates are made of quantities of proved reserves and future amounts expected to be produced based on current year-end economic conditions.
•	Estimated future cash inflows are calculated by applying the benchmark prices of natural gas and oil relating to our proved reserves to the quantities of those reserves produced in each future year. For the March 31, 2010 reserve report, SEC guidelines required the benchmark price for both oil and gas to be based upon the preceding 12-month average of the first trading-day of the month spot price on the most relevant exchange. For the March 31, 2009, SEC guidelines required the benchmark price for both oil and gas to be the closing price on the last trading-day of the fiscal year.
•	Future cash flows are reduced by estimated production costs, costs to develop and produce the proved reserves and abandonment costs, all based on current year-end economic conditions.
•	The resulting future net cash flows are discounted to present value by applying a discount rate of 10%.

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

The standardized measure of discounted future net cash flows relating to proved natural gas and oil reserves as of March 31, 2010 and 2009 is as follows:

	As of March 31,
In Thousands	2010	2009
Future Cash Inflows	$127,486	$90,391
Future Production and Development Costs	(89,762)	(55,865)
Income Taxes	(13,204)	(12,084)
Future Net Cash Flows	24,520	22,442
10% Annual Discount	(17,359)	(12,120)
Standardized Measure of Discounted Future Net Cash Flow	$7,161	$10,322

The following reconciles the change in the standardized measure of discounted future net cash flow during the fiscal years ended March 31, 2010 and 2009:

	Year Ended March 31,
In Thousands	2010	2009
Balance at beginning of yea	$10,322	$68,301
Net change in prices and production costs	11,145	(194,933)
Net changes in future development costs	(20,306)	6,807
Sales of oil & gas produced net of production costs	(452)	(3,533)
Extensions and discoveries	20,698	23,664
Previously estimated development costs incurred	532	8,243
Revisions of previous quantity estimates	(8,419)	(10,020)
Purchases of reserves	-	427
Net change in income taxes	(1,120)	59,271
Accretion of discount	(5,239)	52,095
End of Year	$7,161	$10,322

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

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation, our management concluded that our internal control over financial reporting was effective as of March 31, 2010.

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

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or 15d-15 under the Exchange Act that occurred during the quarter ended March 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

Not Applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The information required by this Item is incorporated by reference from the information under the captions entitled "Election of Directors-Nominees," "Executive Officers" and "Section 16(a) Beneficial Ownership Reporting Compliance" in our definitive proxy statement to be filed with the SEC within 120 days after the end of the fiscal year ended March 31, 2010.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference from the information under the caption entitled "Executive Officer Compensation and Other Information" in our definitive proxy statement to be filed with the SEC within 120 days after the end of the fiscal year ended March 31, 2010.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is incorporated by reference from the information under the caption entitled "Security Ownership of Certain Beneficial Owners and Management" in our definitive proxy statement to be filed with the SEC within 120 days after the end of the fiscal year ended March 31, 2010.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated by reference from the information under the caption entitled "Certain Transactions" in our definitive proxy statement to be filed with the SEC within 120 days after the end of the fiscal year ended March 31, 2010.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item is incorporated by reference from our definitive proxy statement to be filed with the SEC within 120 days after the end of the fiscal year ended March 31, 2010.

ITEM 15. EXHIBITS INDEX

(a) Financial statements

Reference is made to the Index and Financial Statements under Item 8 in Part II hereof where these documents are listed.

(b) Financial statement schedules

Financial statement schedules are either not required or the required information is included in the consolidated financial statements or notes thereto filed under Item 8 in Part II hereof.

(c) Exhibits

The exhibits to this Annual Report on Form 10-K are set forth below.

Number	Exhibit Description
3(i).1	Articles of Incorporation filed with the Nevada Secretary of State on November 29, 2004. (Incorporated by reference from the registrant's registration statement on Form SB-2 filed on September 8, 2005.)

3(i).2	Certificate of Change filed with the Nevada Secretary of State on November 21, 2006. (Incorporated by reference from the registrant's registration statement on Form 8-K filed on November 30, 2006.)

3(i).3	Certificate of Amendment filed with the Nevada Secretary of State on February 7, 2007. (Incorporated by reference from the registrant's registration statement on Form SB-2 filed on August 1, 2007.)

3(ii).1	Bylaws. (Incorporated by reference from the registrant's registration statement on Form SB-2 filed on August 1, 2007.)

10.2	Contribution Agreement by and among the registrant, JMT Resources, Ltd., REO Energy, Ltd., and Benco Operating, Inc. dated February 1, 2007. (Incorporated by reference from the registrant's current report on Form 8-K filed on February 6, 2007.)

10.5	Joint Operating Agreement dated February 1, 2007 by Rife Energy Operating, Inc. and the registrant. (Incorporated by reference from the registrant's registration statement on Form SB-2 filed on August 1, 2007.)

10.6	Joint Operating Agreement by and between the registrant and Texas MOR, Inc. dated February 1, 2007. (Incorporated by reference from the registrant's registration statement on Form SB-2 filed on August 1, 2007.)

10.7	Employee Confidentiality and Property Agreement by and between the registrant and Scott Allen. (Incorporated by reference from the registrant's registration statement on Form SB-2 filed on August 1, 2007.)

10.8	Employee Confidentiality and Property Agreement by and between the registrant and Mark S. Zouvas. (Incorporated by reference from the registrant's registration statement on Form SB-2 filed on August 1, 2007.)

10.9	Employee Confidentiality and Property Agreement by and between the registrant and Brett Bennett. (Incorporated by reference from the registrant's registration statement on Form SB-2 filed on August 1, 2007.)

10.10	Office Lease Agreement by and between the registrant as tenant and Hulen South Tower Limited as landlord

21.1	List of Subsidiaries of the Registrant (Incorporated by reference from the registrant's Form 10-K filed on July 14, 2009).

23.1	Forrest A. Garb & Associates Estimated Reserves Report.

31.1	Certification by the CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by the CEO Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by the CFO Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REOSTAR ENERGY CORPORATION

Date: June 29, 2010	By:	/s/ Mark S. Zouvas
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

SIGNATURE	TITLE	DATE

/s/ Mark S. Zouvas	President, Chief Executive Officer and Director	June 29, 2010
Mark S. Zouvas	(Principal Executive Officer)

/s/ Scott Allen	Chief Financial Officer and Director July 14, 2008	June 29, 2010
Scott Allen	(Principal Financial Officer)

/s/ M. O. Rife III	Chairman of the Board of Directors	June 29, 2010
M. O. Rife III

/s/ Jean-Baptiste Heinzer	Director	June 29, 2010
Jean-Baptiste Heinzer

/s/ Alan Rae	Director	June 29, 2010
Alan Rae