Form 10-Q
period 2010-06-30
ReoStar Energy CORP
filed 2010-08-16
CIK 1335288

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2010

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
Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

                   Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐   No ☒

                   Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at August 10, 2010

Common Stock, par value $0.001 per share	80,743,912

Page

PART I - FINANCIAL INFORMATION

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS.

ReoStar Energy Corporation
Consolidated Balance Sheets

	June 30, 2010 (unaudited)	March 31, 2010
ASSETS
Current Assets:
Cash	$215,540	$277,307
Accounts Receivable:
Oil and Gas - Related Party	803,444	639,738
Related Party	639,608	561,169
Other	2,087	-
Inventory	123,158	130,886
Other Current Assets	103,975	248,759
Total Current Assets	1,887,812	1,857,859

Notes Receivable	213,619	213,619

Oil and Gas Properties - Successful Efforts Method	27,082,096	26,847,329
Less Accumulated Depletion and Depreciation	(9,706,400)	(9,034,348)
Oil and Gas Properties (net)	17,375,696	17,812,981

Other Depreciable Assets:	2,028,487	2,028,487
Less Accumulated Depreciation	(474,696)	(427,013)
Other Depreciable Assets (net)	1,553,791	1,601,474
Total Assets	$21,030,918	$21,485,933

LIABILITIES
Current Liabilities:
Accounts Payable	$344,532	$278,233
Revenue Payable	59,443	20,912
Payable to Related Parties	148,550	148,550
Other Current Liabilities	16,302	93,923
Accrued Expenses	277,361	140,390
Accrued Expenses - Related Parties	77,855	88,458
Current Portion of Long-Term Debt	10,365,373	10,283,339
Total Current Liabilities	11,289,416	11,053,805

Notes Payable - Related Parties	3,518,924	3,518,924
Total Long-Term Debt	3,518,924	3,518,924

Asset Retirment Obligation	334,914	324,773
Deferred Tax Liability	393,764	639,034
Total Liabilities	15,537,018	15,536,536

Commitments & Contingencies:	-	-

Stockholders' Equity
Common Stock, $.001 par,200,000,000 shares authorized and 80,743,912 and 80,743,912 shares outstanding on June 30, 2010 and March 31, 2010, respectively	80,743	80,743
Additional Paid-In-Capital	11,479,998	11,460,893
Treasury Stock, at cost	(12,240)	(12,240)
Retained Deficit	(6,054,601)	(5,579,999)
Total Stockholders' Equity	5,493,900	5,949,397
Total Liabilities & Stockholders' Equity	$21,030,918	$21,485,933

See Accompanying Notes to Consolidated Financial Statements

ReoStar Energy Corporation
Consolidated Statements of Operations

	Three Months Ended
	June 30, 2010 (unaudited)	June 30, 2009 (unaudited)
Revenues
Oil and Gas Sales	$873,188	$618,071
Other Income	90,911	83,463
	964,099	701,534
Costs and Expenses
Oil and Gas Lease Operating Expenses	396,002	528,203
Severance and Ad Valorem Taxes	52,581	34,066
Geologic and Geophysical	16,519	-
Plugging Costs and Expired Leases	8,757	-
Depletion and Depreciation	801,769	711,566
ARO Accretion	10,141	10,750
General and Administrative:
Salaries and Benefits	153,087	201,560
Legal and Professional	184,113	127,851
Other General and Administrative	79,704	145,965
Interest, net of capitalized interest of $209,423 and $121,898 for the three months ended June 30, 2010 and June 30, 2009, respectively	-	-
	1,702,673	1,759,961
Other Income
Interest Income	10	13,970
Hedging Gains	18,693	-

Loss from operations before income taxes	(719,871)	(1,044,457)

Income Tax Benefit	245,269	340,044
Net Loss	$(474,602)	$(704,413)

Basic and Diluted Loss per Common Share:
Net Loss per Common Share	$(0.01)	$(0.01)

Weighted Average Common Shares Outstanding	80,743,912	80,353,912

See Accompanying Notes to Consolidated Financial Statements

ReoStar Energy Corporation
Consolidated Statements of Cash Flows

	Three Months Ended
	June 30, 2010 (unaudited)	June 30, 2009 (unaudited)
Operating Activities:
Net Loss	$(474,602)	$(704,413)
Adjustments to reconcile net loss to net cash from operating activities:
Deferred Income Tax Benefit	(245,269)	(340,044)
Depletion, Depreciation, & Amortization	801,769	711,566
ARO Accretion	10,141	10,750
Stock Based Compensation	19,105	72,903

Changes in Operating Assets and Liabilities
Changes in Accrued Liabilities	136,971	(1,226)
Change in Inventory	7,728	7,490
Change in Related Party Receivables/Payables	(89,043)	(339,658)
Changes in Other Receivables	(2,087)	(14,085)
Changes in Prepaid Expenses	(7,500)	-
Changes in Hedging Activity	74,663	-
Change in Revenue Receivables	(163,706)	(86,822)
Change in Revenue Payable	38,531	-
Changes in Accounts Payable	66,299	24,755
Net Cash provided (used) from operating activities	173,000	(658,784)

Investing Activities:
Oil & Gas Drilling, Completing and Leasehold Acquisition Costs	(234,767)	(134,836)
Investment in Other Depreciable Assets	-	(113,988)
Net Cash used in continuing activities	(234,767)	(248,824)

Financing Activities
Notes Payable Advances Net of Loan Fees	-	1,000,000
Net Cash provided by continuing activities	-	1,000,000

Net (Decrease) Increase in cash	(61,767)	92,392
Cash - Beginning of the period	277,307	426,430
Cash - End of the period	$215,540	$518,822

See Accompanying Notes to Consolidated Financial Statements

ReoStar Energy Corporation
Consolidated Statements of Cash Flows (Continued)

	Three Months Ended
	June 30, 2010 (unaudited)	June 30, 2009 (unaudited)
Supplemental Disclosure of Cash Flow Information
Cash paid during period for:
Interest	$64,609	$139,771

Income Taxes	$-	$-

Non Cash Investing and Financing Activities
Stock Based Compensation	$19,105	$72,903

See Accompanying Notes to Consolidated Financial Statements

REOSTAR ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) BASIS OF PRESENTATION
The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the United States Securities and Exchange Commission. They do not include all information and notes required by generally accepted accounting principles for complete financial statements. However, except as disclosed, there has been no material change in the information disclosed in the notes to the consolidated financial statements included in the Annual Report on Form 10-K of ReoStar Energy Corporation for the year ended March 31, 2010. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended June 30, 2010 are not necessarily indicative of the results that may be expected for the year ending March 31, 2011. The consolidated financial statements and notes are representations of the Company's management who are responsible for their integrity and objectivity. The Company's accounting policies conform to accounting principles generally accepted in the United States of America and have been consistently applied in the preparation of these consolidated financial statements.

Going Concern
The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America with the assumption that the Company will be able to realize its assets and discharge its liabilities in the normal course of business. The Company has a working capital deficit of $9,401,604. This working capital deficit was precipitated because the Company could not meet its covenant or borrowing base requirements of their lender due in part to a reduction in their borrowing base. Therefore the note payable to Union Bank of California was classified as current. A complete discussion regarding the transactions leading to the default is more fully discussed in Note 3. The Company's ability to continue as a going concern is further contemplated upon its ability to complete certain capital generating activities in the future. Management's plan in this regard is to secure additional funds through equity financing activities. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments to the amounts and classifications of assets and liabilities that might be necessary should the Company be unable to continue as a going concern.

(2) CAPITAL STOCK
We have authorized capital stock of 200 million shares of common stock. There were 80,743,912 shares of common stock issued and outstanding at June 30, 2010.

On July 25, 2008, the Board of Directors approved the 2008 Long-Term Incentive Plan whereby the Company reserved 8,000,000 shares of stock for issuance under the plan. The Board also approved the grant of 2,500,000 options to certain officers under the plan. The options have a strike price of $0.35 per share, which was the closing price on July 24, 2008, and expire on July 25, 2018. The options vest over a three year period, with the first third vesting on March 31, 2009. The options were valued at $679,992 using the Black-Scholes model with a volatility of 194%. During the year ended March 31, 2010, one of the officers resigned. In lieu of severance, the officer and the company agreed that the balance of the unvested options would vest immediately. Salaries and Benefits included stock option related compensation costs of $19,105 and $70,596 for the three months ended June 30, 2010 and 2009, respectively.

On April 1, 2007, ReoStar also entered into a stock option arrangement with two outside members of its board of directors. Both board members received stock options of 50,000 shares with a strike price of $1.11, one-third of which vest annually on March 31 2008, 2009, and 2010. For the three months ended June 30, 2010 and 2009 Salaries and Benefits expense included stock option costs of $0 and $2,307, respectively.

(3) NOTES PAYABLE
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

Working capital, defined as consolidated current assets less consolidated current liabilities is required to be at least $1.5 million as of the last day of each fiscal quarter. Current assets includes the unused amount available under the senior credit facility. We were not in compliance with the working capital requirement as of June 30, 2010.

The leverage ratio is as follows: (a) for each fiscal quarter, the ratio of (i) Funded Debt (as defined in the senior credit facility) to (ii) consolidated EBITDA for the four fiscal quarter periods then ended must not be greater than 3.50 to 1.00. For the purposes of calculating the leverage ratio, the definition of "Funded Debt" does not include Notes Payable to Shareholders that has been subordinated to the senior credit facility. EBITDA is defined as Consolidated Net Income adjusted plus, to the extent deducted in determining net income, interest expense, income taxes, depletion, depreciation, amortization, and other non-cash charges for the period. We were not in compliance with the leverage ratio as of June 30, 2010.

The interest coverage ratio is the ratio of our consolidated EBITDA for the four fiscal quarter periods then ended to our consolidated Interest Expense for the four fiscal quarters then ended must be at least 3.00 to 1.00. We were not in compliance with the interest coverage ratio as of June 30, 2010.

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

On June 30, 2010, an interest payment of $155,416 became due. The Company currently lacks the liquidity to make the interest payment.

 (4) DERIVATIVE INSTRUMENTS AND PRICE RISK MANAGEMENT
The Company does not engage in speculative derivative activities or derivative trading activities, nor does it use derivatives with leverage features. The Company uses derivative instruments from time to time to manage market risks resulting from the fluctuations in the prices of crude oil and natural gas. The gains and losses resulting from changes in the fair value of derivatives are recorded in operations. See Note 5 for the fair values of the derivatives as of June 30, 2010.

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

As of June 30, 2010, the Company had the following put and call contracts (Collars) outstanding: 2,000 barrels of oil per month during the rest of calendar 2010. The floor is $65 per barrel and the ceiling is $85 per barrel; and 20,000 MMBTU of natural gas per month during the rest of calendar 2010. The floor is $5.50 per MMBTU and the ceiling is $6.50 per MMBTU.

There were no net premiums paid or received when the Company entered into these contracts.

The following table reflects open commodity derivative hedging contracts as of June 30, 2010, the associated volumes, and the corresponding weighted NYMEX reference price.

Settlement Period	Monthly Volumes		Fixed Price	Price Floor	Price Ceiling
Crude Oil Collars
7/01/10 - 12/31/10	2,000	BBLS	N/A	$65.00	$85.00

Natural Gas Collars
7/1/10 - 12/31/10	20,000	MMBTU	N/A	$5.50	$6.50

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

This hierarchy requires the Company to minimize the use of unobservable inputs and to use observable market data, if available, when estimating fair value. The following table represents our derivative assets and liabilities measured at fair value as of June 30, 2010.

Type of Contract	Balance Sheet Location	Estimated Fair Value

Crude Oil Collars	Other Current Liabilities	$16,302
Natural Gas Collars	Other Current Assets	(96,475)
Total Current Derivative Liabilities		$(80,173)

Crude Oil Collars	Other Non-Current Liabilities	$-
Natural Gas Collars	Other Non-Current Liabilities	-
Total Non-Current Derivative Liabilities		$-
Total Derivative Liabilities		(80,173)

(6) SUBSEQUENT EVENTS
On August 2, 2010, in accordance with the terms of the senior secured credit facility, Union Bank elected to terminate all outstanding derivative contracts with the Company. The termination of the outstanding derivative contracts resulting in proceeds of $32,900, which were applied to the outstanding interest payable.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

CAUTIONARY STATEMENT

You should read the following discussion and analysis in conjunction with our unaudited condensed consolidated financial statements and the related notes thereto contained elsewhere in this report. The information contained in this quarterly report on Form 10-Q is not a complete description of our business or the risks associated with an investment in our common stock. We urge you to carefully review and consider the various disclosures made by us in this report and in our other reports filed with the Securities and Exchange Commission, or SEC, including our annual report on Form 10-K for the year ended March 31, 2010 and subsequent reports on Form 8-K, which discuss our business in greater detail.

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

We own approximately 9,000 acres of leasehold, which include 5,000 acres of exploratory and developmental prospects as well as 4,000 acres of enhanced oil recovery prospects. We have built a multi-year inventory of drilling projects and drilling locations and currently have enough acreage to sustain several years of drilling.

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

Industry Environment

The globalization of the world's economy, the rapid development of the emerging markets, and increased commodity speculation have recently resulted in unprecedented commodity pricing and volatility. Oil prices peaked at unprecedented highs in July 2008 before contracting significantly. At their low in January 2009, oil prices were down more than 75% from the July highs. Prices have since doubled to approximately $80 per barrel.

While natural gas is also a fungible commodity, it is more regional in nature than oil. Constant changes in regional supplies and demand have resulted in significant pricing volatility in the natural gas market as well. Natural gas prices (the Houston Ship Channel index) peaked at $13 per MMBTU in early July 2008 and have since then dropped by more than 75%. Natural gas prices remain weak with current pricing of approximately $4.50 per MMBTU.

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

The reduction in commodity pricing for natural gas has helped ease drilling and service costs pressures. However, we expect them to remain at a high level relative to past pricing. In addition, we expect lease operating expenses to continue to rise as producers are forced to make operational enhancements to maintain production in more mature fields.

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

Results and Analysis of Financial Condition, Cash Flows and Liquidity

During the quarter ended June 30, 2010, we sold approximately 5,055 barrels of oil compared with approximately 7,175 barrels of oil for the quarter ended June 30, 2009. The average price for oil sold during the quarter ended June 30, 2010 was $75.20 per barrel compared with the average price for the quarter ended June 30, 2009 of $56.50 per barrel.

We sold approximately 88,936 mcf of gas for the quarter ended June 30, 2010 compared with approximately 111,160 mcf of gas for the same period a year earlier. The average price for natural gas sold during the quarter ended June 30, 2010 was $5.54 per mcf (net of transportation, compression and CO2 charges) compared with $1.91 per mcf for the quarter ended June 30, 2009.

Oil and gas revenues for the quarter ended June 30, 2010 were $873,188 compared with $618,071 for the three months ended June 30, 2009, an increase of approximately 41%.

During the three months ended June 30, 2010, we incurred drilling and completion costs of approximately $235,000.

On June 30, 2010, we had $215,000 in cash and total assets of $20.9 million. Debt consisted of accounts and notes payables to non-related parties of $11 million, all of which is classified as current. We also had accounts and notes payables to related parties of $3.6 million.

During the quarter, we did not draw on the Union Bank credit facility secured by our assets. The material terms of the credit facility were reported on our Form 8-K filed on November 4, 2008. We are currently in default under the terms of the credit facility.

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

Based on current projections and oil and gas futures prices, our 2010 capital program is expected to be funded with internal cash flow.

Capital Requirements
Our primary needs for cash are to cure the borrowing base deficiency default under the terms of the senior secured credit facility, for exploration of the Pecan Gap acreage in our Corsicana leasehold, development drilling in our Barnett Shale properties, expanding the enhanced oil recovery projects in our Corsicana properties, and the acquisition of additional oil and gas properties. Due to the tightening credit and equity markets, the increased costs, and the recent volatility in commodity pricing, we have suspended our development drilling program in the Barnett Shale and have deferred planned expansion of the enhanced oil recover project in Corsicana. Management has reduced the capital expenditure budget to $500,000 for fiscal year 2011.

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

Future Commitments
In addition to our capital expenditure program, we are committed to making cash payments in the future on two types of contracts: note agreements and operating leases. As of June 30, 2010, we have no capital leases nor have we entered into any material long-term contracts for equipment, nor do we have any off-balance sheet debt or other such unrecorded obligations.

The table below provides estimates of the timing of future payments that we are obligated to make based on agreements in place at June 30, 2010. In addition to the contractual obligations listed on the table below, our balance sheet at June 30, 2010 reflects accrued interest payable on our debt of $233,272.

	Fiscal Years Ending March 31,
	2011	2012	2013	Thereafter	Total
Office Lease Payments	$119,416	$-	$-	$-	$119,416
Notes Payable - Related Parties	-	-	3,518,924	-	3,518,924
Senior Secured Note Payable	10,800,000	-	-	-	10,800,000
	$10,919,416	$-	$3,518,924	$-	$14,438,340

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

In July 2009, the Company placed hedges on a portion of our future production. The hedging contracts we had in place at June 30, 2010 collared prices for 2,000 barrels of oil per month for the balance of calendar year 2010 with a floor of $65 per barrel and a ceiling of $85 per barrel. For natural gas, we collared natural gas prices for 20,000 MMBTU per month for the balance of calendar 2010 at a floor of $5.50 per MMBTU and a ceiling of $6.50 per MMBTU.

On August 2, 2010, under the terms of the senior secured credit facility the remaining hedging contracts were terminated and the net proceeds of $32,900 were applied against outstanding interest payable on the senior secured credit facility.

Although certain of our costs and expenses are affected by general inflation, inflation does not normally have a significant effect on our business. In a trend that began in 2004 commodity prices for oil and gas have increased significantly. The higher prices led to increased activity in the industry and, consequently, rising costs. These costs trends have put pressure not only on our operating costs but also on our capital costs. Industry capital costs have nearly doubled during the last five years. Industry analysts expect the trend to continue during the next fiscal year.

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

At June 30, 2010, deferred tax liabilities exceeded deferred tax assets by approximately $400,000. We may be challenged by taxing authorities over the amount and/or timing of recognition of revenues and deductions in our various income tax returns. Although we believe that we have adequately provided for all taxes, gains or losses could occur in the future due to changes in estimates or resolution of outstanding tax matters.

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

August 16, 2010
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