Form 10-Q
period 2010-09-30
ReoStar Energy CORP
filed 2010-12-09
CIK 1335288

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2010

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
Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

                   Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐   No ☒

                   Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at November 30, 2010

Common Stock, par value $0.001 per share	80,743,912

Page

PART I - FINANCIAL INFORMATION

PART I - FINANCIAL INFORMATION
ReoStar Energy Corporation
Consolidated Balance Sheets

	September 30, 2010 (unaudited)	March 31, 2010
ASSETS
Current Assets:
Cash	$235,602	$277,307
Accounts Receivable:
Oil & Gas - Related Party	489,939	639,738
Related Party	848,656	561,169
Other	447	-
Inventory	118,715	130,886
Other Current Assets	-	248,759
Total Current Assets	1,693,359	1,857,859

Notes Receivable	212,773	213,619

Oil and Gas Properties - successful efforts method	26,842,132	26,847,329
Less Accumulated Depletion and Depreciation	(10,283,771)	(9,034,348)
Oil & Gas Properties (net)	16,558,361	17,812,981

Other Depreciable Assets:	2,028,487	2,028,487
Less Accumulated Depreciation	(522,381)	(427,013)
Other Depreciable Assets (net)	1,506,106	1,601,474
Total Assets	$19,970,599	$21,485,933

LIABILITIES
Current Liabilities:
Accounts Payable	$408,662	$278,233
Revenue Payable	17,104	20,912
Payable to Related Parties	148,550	148,550
Other Current Liabilities	-	93,923
Accrued Expenses	433,467	140,390
Accrued Expenses - Related Party	131,861	88,458
Current Portion of Long-Term Debt	10,447,407	10,283,339
Total Current Liabilities	11,587,051	11,053,805

Notes Payable - Related Parties	3,518,924	3,518,924
Total Long-Term Debt	3,518,924	3,518,924

Asset Retirement Obligation	345,055	324,773
Deferred Tax Liability	-	639,034
Total Liabilities	15,451,030	15,536,536

Stockholders' Equity
Common Stock, $.001 par,200,000,000 shares authorized and 80,743,912 shares outstanding on September 30, 2010 and March 31, 2010, respectively	80,743	80,743
Additional Paid-In-Capital	11,499,103	11,460,893
Treasury Stock, at cost	(12,240)	(12,240)
Retained Deficit	(7,048,037)	(5,579,999)
Total Stockholders' Equity	4,519,569	5,949,397
Total Liabilities & Stockholders' Equity	$19,970,599	$21,485,933

See Accompanying Notes to Consolidated Financial Statements

ReoStar Energy Corporation
Consolidated Statements of Operations

	Three Months Ended		Six Months Ended
	September 30, 2010 (unaudited)	September 30, 2009 (unaudited)	September 30, 2010 (unaudited)	September 30, 2009 (unaudited)
Revenues
Oil & Gas Sales	$796,972	$556,141	$1,670,161	$1,174,212
Sale of Leases	-	137,677	-	137,677
Other Income	(18,120)	90,119	72,793	173,582
	778,852	783,937	1,742,954	1,485,471
Costs and Expenses
Oil & Gas Lease Operating Expenses	385,849	515,195	781,854	1,043,398
Workover Expenses	13,680	43,998	13,680	43,998
Severance & Ad Valorem Taxes	48,109	31,129	100,691	65,195
Geologic & Geophysical	21,975	-	38,494	-
Plugging and Abandonments	9,030	-	17,787	-
Depletion & Depreciation	707,090	684,361	1,508,860	1,395,927
ARO Accretion	10,141	11,031	20,282	21,781
General & Administrative:
Salaries & Benefits	279,851	201,935	432,937	403,495
Legal & Professional	159,728	648,979	343,841	776,830
Other General & Administrative	76,165	126,406	155,870	272,371

Interest, net of capitalized interest of $0 and $132,375 for the three months ended 9/30/10 and 9/30/09, respectively and $0 and $254,273 for the six months ended 9/30/10 and 9/30/09, respectively	419,955	-	419,955	-
	2,131,573	2,263,034	3,834,251	4,022,995
Other Income (Expense)
Interest Income	10	13,934	20	27,904
Hedging Gain (Loss)	(34,493)	(103,643)	(15,800)	(103,643)
Income (Loss) from continuing operations before income taxes	(1,387,204)	(1,568,806)	(2,107,077)	(2,613,263)

Income Tax Benefit (Expense)	393,765	351,944	639,034	691,988
Net Income (Loss)	$(993,439)	$(1,216,862)	$(1,468,043)	$(1,921,275)

Basic & Diluted Loss per Common Share	$(0.01)	$(0.02)	$(0.02)	$(0.02)

Weighted Average Common Shares Outstanding	80,743,912	80,998,912	80,743,912	80,722,483

See Accompanying Notes to Consolidated Financial Statements

ReoStar Energy Corporation
Consolidated Statements of Cash Flows

	Six Months Ended
	September 30, 2010 (unaudited)	September 30, 2009 (unaudited)
Operating Activities:
Net (Loss) Income	$(1,468,043)	$(1,921,275)
Adjustments to reconcile net (loss) income to cash from operating activities:
Income Tax (Benefit) Expense	(639,034)	(691,988)
Depletion, Depreciation, & Amortization	1,508,860	1,395,927
Stock based compensation	38,210	146,171
Non-employee stock based compensation	-	580,500
ARO Accretion	20,282	43,274
Changes in Operating Assets and Liabilities
Changes in Accrued Liabilities	293,077	26,826
Change in Inventory	12,172	5,069
Change in Related Party Receivables/Payables	(244,084)	194,691
Changes in Other Receivables	(447)	(25,794)
Changes in Hedging Activity	154,836	145,925
Changes in Revenue Payable	(3,808)	-
Change in Revenue Receivables	149,800	(45,173)
Changes in Accounts Payable	130,429	37,433
Net Cash provided (used) from operating activities	(47,750)	(108,414)

Investing Activities:
Oil & Gas Drilling, Completing and Leasehold Acquisition Costs	5,199	(1,062,046)
Change in Related Party Payable related to drilling	-	-
Investment in Other Depreciable Assets	-	(150,513)
Note Receivable Collections (Advances)	846	-
Net Cash used in investing activities	6,045	(1,212,559)

Financing Activities
Notes Payable (Payments) Advances	-	1,000,000
Net Cash provided from financing activities.	-	1,000,000

Net Decrease in cash	(41,705)	(320,973)
Cash - Beginning of the period	277,307	426,430
Cash - End of the period	$235,602	$105,457

See Accompanying Notes to Consolidated Financial Statements

ReoStar Energy Corporation
Consolidated Statements of Cash Flows
(Continued)

	Six Months Ended
	September 30, 2010 (unaudited)	September 30, 2009 (unaudited)
Supplemental Disclosure of Cash Flow Information
Cash paid during period for:
Interest	$64,609	$118,709

Income Taxes	$-	$-

Non Cash Investing and Financing Activities
Stock Based Compensation	$38,102	$146,171

Stock Based Consulting Fees	$-	$580,500

See Accompanying Notes to Consolidated Financial Statements

REOSTAR ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) BASIS OF PRESENTATION
The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the United States Securities and Exchange Commission. They do not include all information and notes required by generally accepted accounting principles for complete financial statements. However, except as disclosed, there has been no material change in the information disclosed in the notes to the consolidated financial statements included in the Annual Report on Form 10-K of ReoStar Energy Corporation for the year ended March 31, 2010. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended September 30, 2010 are not necessarily indicative of the results that may be expected for the year ending March 31, 2011. The consolidated financial statements and notes are representations of the Company's management who are responsible for their integrity and objectivity. The Company's accounting policies conform to accounting principles generally accepted in the United States of America and have been consistently applied in the preparation of these consolidated financial statements.

Going Concern
The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America with the assumption that the Company will be able to realize its assets and discharge its liabilities in the normal course of business. The Company has a working capital deficit of $9,893,695. This working capital deficit was precipitated because the Company could not meet its covenant or borrowing base requirements of their lender due in part to a reduction in their borrowing base. Therefore the note payable to BT & MK Energy and Commodities LLC was classified as current. A complete discussion regarding the transactions leading to the default is more fully discussed in Note 3. On November 1, 2010, the Company filed for bankruptcy protection under Chapter 11. A reorganization plan has not yet been filed. The Company's ability to continue as a going concern is contingent upon successfully completing a reorganization which may include restructuring the company's long-term debt. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments to the amounts and classifications of assets and liabilities that might be necessary should the Company be unable to continue as a going concern.

(2) CAPITAL STOCK
We have authorized capital stock of 200 million shares of common stock. There were 80,743,912 shares of common stock issued and outstanding at September 30, 2010.

On July 25, 2008, the Board of Directors approved the 2008 Long-Term Incentive Plan whereby the Company reserved 8,000,000 shares of stock for issuance under the plan. The Board also approved the grant of 2,500,000 options to certain officers under the plan. The options have a strike price of $0.35 per share, which was the closing price on July 24, 2008, and expire on July 25, 2018. The options vest over a three year period, with the first third vesting on March 31, 2009. The options were valued at $679,992 using the Black-Scholes model with a volatility of 194%. During the year ended March 31, 2010, one of the officers resigned. In lieu of severance, the officer and the company agreed that the balance of the unvested options would vest immediately. Salaries and Benefits included stock option related compensation costs of $38,210 and $141,557 for the six months ended September 30, 2010 and 2009, respectively.

On April 1, 2007, ReoStar also entered into a stock option arrangement with two outside members of its board of directors. Both board members received stock options of 50,000 shares with a strike price of $1.11, one-third of which vested annually on March 31 2008, 2009, and 2010. For the six months ended September 30, 2010 and 2009 Salaries and Benefits expense included stock option costs of $0 and $4,614, respectively.

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

Working capital, defined as consolidated current assets less consolidated current liabilities is required to be at least $1.5 million as of the last day of each fiscal quarter. Current assets includes the unused amount available under the senior credit facility. We were not in compliance with the working capital requirement as of September 30, 2010.

The leverage ratio is as follows: (a) for each fiscal quarter, the ratio of (i) Funded Debt (as defined in the senior credit facility) to (ii) consolidated EBITDA for the four fiscal quarter periods then ended must not be greater than 3.50 to 1.00. For the purposes of calculating the leverage ratio, the definition of "Funded Debt" does not include Notes Payable to Shareholders that has been subordinated to the senior credit facility. EBITDA is defined as Consolidated Net Income adjusted plus, to the extent deducted in determining net income, interest expense, income taxes, depletion, depreciation, amortization, and other non-cash charges for the period. We were not in compliance with the leverage ratio as of September 30, 2010.

The interest coverage ratio is the ratio of our consolidated EBITDA for the four fiscal quarter periods then ended to our consolidated Interest Expense for the four fiscal quarters then ended must be at least 3.00 to 1.00. We were not in compliance with the interest coverage ratio as of September 30, 2010.

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

On June 30, 2010, an interest payment of $155,416 became due. The Company did not make the interest payment.

 In August 2010, Union Bank sold the note under the credit facility to BT & MK Energy and Commodities LLC ("BTMK"). Consequently all amounts due to Union Bank in connection with the credit facility, including accrued interest were assigned to BTMK.

On September 30, 2010, an interest payment of $156,526 became due. The Company did not make the interest payment.

On October 12, 2010 BTMK provided notice that it was accelerating the note due to the interest payment default and that BTMK intended to foreclose on the assets of the Company if payment in full was not made by November 2, 2010. See the 8-K filed October 22, 2010.

On November 1, 2010, the Company filed for bankruptcy protection under Chapter 11 of the US Bankruptcy Code in order to prevent the foreclosure.

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

On August 2, 2010, in accordance with the terms of the senior secured credit facility, Union Bank elected to terminate all outstanding derivative contracts with the Company. The termination of the outstanding derivative contracts resulting in proceeds of $32,900, which were applied to amounts due Union Bank.

(5) SUBSEQUENT EVENTS
On November 1, 2010, the Company filed for bankruptcy protection under Chapter 11 of the US Bankruptcy Code.

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

While natural gas is also a fungible commodity, it is more regional in nature than oil. Constant changes in regional supplies and demand have resulted in significant pricing volatility in the natural gas market as well. Natural gas prices (the Houston Ship Channel index) peaked at $13 per MMBTU in early July 2008 and have since then dropped by more than 75%. Natural gas prices remain weak with current pricing of approximately $4.00 per MMBTU.

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

 Principal Components of Our Cost Structure

• Direct Operating Expenses. These are day-to-day costs incurred to bring hydrocarbons out of the ground and to the market together with the daily costs incurred to maintain our producing properties. Such costs also include work-over repairs to our oil and gas properties not covered by insurance. To minimize and help control our costs, we acquired a work-over drilling rig and a swab rig in June of 2007. In 2009 we purchased and refurbished a shallow well oil drilling rig which is used to drill our Corsicana Nacatoch and Pecan Gap wells.

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

Results and Analysis of Financial Condition, Cash Flows and Liquidity

During the quarter ended September 30, 2010, we sold approximately 3,785 barrels of oil compared with approximately 5,080 barrels of oil for the quarter ended September 30, 2009. The average price for oil sold during the quarter ended September 30, 2010 was $72.96 per barrel compared with the average price for the quarter ended September 30, 2009 of $64.16 per barrel.

We sold approximately 83,780 mcf of gas for the quarter ended September 30, 2010 compared with approximately 100,075 mcf of gas for the same period a year earlier. The average price for natural gas sold during the quarter ended September 30, 2010 was $5.69 per mcf (net of transportation, compression and CO2 charges) compared with $2.23 per mcf for the quarter ended September 30, 2009.

Oil and gas revenues for the quarter ended September 30, 2010 were $796,972 compared with $556,141 for the three months ended September 30, 2009, an increase of approximately 43%. Oil and gas revenues for the six months ended September 30, 2010 were $1,670,161, compared with $1,174,212 for the six months ended September 30, 2009, an increase of approximately 42%.

During the three months ended September 30, 2010, no drilling and completion costs were incurred.

On September 30, 2010, we had $235,000 in cash and total assets of $19.97 million. Debt consisted of accounts and notes payables to non-related parties of $11.6 million, all of which is classified as current. We also had accounts and notes payables to related parties of $3.7 million.

During the quarter, we did not draw on the credit facility secured by our assets. The material terms of the credit facility were reported on our Form 8-K filed on November 4, 2008. We are currently in default under the terms of the credit facility.

Cash Flow
Our principal sources of cash are operating cash flow, the sale of a portion of the working interest in our drilling projects, the credit facility and other financing options, including debt and equity, which may be available to us from time to time. Our operating cash flow is highly dependent on oil and gas prices.

Our 2010 capital program has been suspended.

Capital Requirements
Our primary needs for cash are to cure the borrowing base deficiency default under the terms of the senior secured credit facility, for exploration of the Pecan Gap acreage in our Corsicana leasehold, development drilling in our Barnett Shale properties, expanding the enhanced oil recovery projects in our Corsicana properties, and the acquisition of additional oil and gas properties. Due to the bankruptcy filing, continued tight credit and equity markets, the increased costs, and the recent volatility in commodity pricing, we have suspended our development drilling program in the Barnett Shale and have deferred planned expansion of the enhanced oil recover project in Corsicana. Management has reduced the capital expenditure budget to $0 for the balance of fiscal year 2011.

Future Commitments
In addition to our capital expenditure program, we are committed to making cash payments in the future on two types of contracts: note agreements and operating leases. As of September 30, 2010, we have no capital leases nor have we entered into any material long-term contracts for equipment, nor do we have any off-balance sheet debt or other such unrecorded obligations.

The table below provides estimates of the timing of future payments that we are obligated to make based on agreements in place at September 30, 2010. In addition to the contractual obligations listed on the table below, our balance sheet at September 30, 2010 reflects accrued interest payable on our debt of $443,804.

	Fiscal Years Ending March 31,
	2011	2012	2013	Thereafter	Total
Office Lease Payments	$74,635	$-	$-	$-	$74,635
Notes Payable - Related Parties	-	-	3,518,924	-	3,518,924
Senior Secured Note Payable	10,800,000	-	-	-	10,800,000
	$10,874,635	$-	$3,518,924	$-	$14,393,559

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

On August 2, 2010, under the terms of the senior secured credit facility the remaining hedging contracts were terminated and the net proceeds of $32,900 were applied against outstanding amounts due related to the senior secured credit facility.

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

At September 30, 2010, a valuation allowance was recorded that reduced net deferred tax assets in excess of deferred tax liabilities to zero. We may be challenged by taxing authorities over the amount and/or timing of recognition of revenues and deductions in our various income tax returns. Although we believe that we have adequately provided for all taxes, gains or losses could occur in the future due to changes in estimates or resolution of outstanding tax matters.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

The Company did not make the June 30, 2010 quarterly interest payment of $155,416 due to Union Bank under the senior secured credit facility. In August, Union Bank sold the note and all amounts due in connection with the senior secured credit facility were assigned to the buyer, BT & MK Energy and Commodities LLC ("BTMK"). On September 30, 2010 another quarterly interest payment of $156,526 became due. On October 1, 2010, BTMK provided the Company with notice of the default resulting from the failure to make the June 30, 2010 interest payment and its election to accelerate the maturity of the Note under the terms of the Note related to the senior secured credit facility. To the date of this filing, the Company has not made either the June 30, 2010 or the September 30, 2010 quarterly interest payments which total $311,942. The amount of principal outstanding on the date of this filing is $10,800,000. The total due under the credit facility is $11,111,942.

ITEM 4. (REMOVED AND RESERVED).

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

December__, 2010
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