Form 10-Q
period 2010-12-31
ReoStar Energy CORP
filed 2011-02-18
CIK 1335288

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2010

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
Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

                   Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐   No ☒

                   Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at February 14, 2010

Common Stock, par value $0.001 per share	80,743,912

Page

PART I - FINANCIAL INFORMATION

PART I - FINANCIAL INFORMATION
ReoStar Energy Corporation
Consolidated Balance Sheets

	December 31, 2010 (unaudited)	March 31, 2010
ASSETS
Current Assets:
Cash	$305,887	$277,307
Accounts Receivable:
Oil & Gas - Related Party	401,470	639,738
Related Party	1,088,405	561,169
Other	2,000	-
Inventory	116,346	130,886
Other Current Assets	-	248,759
Total Current Assets	1,914,108	1,857,859

Notes Receivable	205,863	213,619

Oil and Gas Properties - successful efforts method	26,750,382	26,847,329
Less Accumulated Depletion and Depreciation	(10,850,023)	(9,034,348)
Oil & Gas Properties (net)	15,900,359	17,812,981

Other Depreciable Assets:	2,028,487	2,028,487
Less Accumulated Depreciation	(570,065)	(427,013)
Other Depreciable Assets (net)	1,458,422	1,601,474
Total Assets	$19,478,752	$21,485,933

LIABILITIES
Current Liabilities:
Accounts Payable	$494,953	$278,233
Revenue Payable	18,504	20,912
Payable to Related Parties	240,550	148,550
Other Current Liabilities	-	93,923
Accrued Expenses	594,004	140,390
Accrued Expenses - Related Party	185,868	88,458
Current Portion of Long-Term Debt	10,529,442	10,283,339
Total Current Liabilities	12,063,321	11,053,805

Notes Payable - Related Parties	3,518,924	3,518,924
Total Long-Term Debt	3,518,924	3,518,924

Asset Retirement Obligation	355,195	324,773
Deferred Tax Liability	-	639,034
Total Liabilities	15,937,440	15,536,536

Stockholders' Equity
Common Stock, $.001 par,200,000,000 shares authorized and 80,743,912 shares outstanding on December 31, 2010 and 80,743,912 shares outstanding on March 31, 2010	80,743	80,743
Additional Paid-In-Capital	11,510,020	11,460,893
Treasury Stock, at cost	(12,240)	(12,240)
Retained Deficit	(8,037,211)	(5,579,999)
Total Stockholders' Equity	3,541,312	5,949,397
Total Liabilities & Stockholders' Equity	$19,478,752	$21,485,933

See Accompanying Notes to Consolidated Financial Statements

ReoStar Energy Corporation
Consolidated Statements of Operations

	Three Months Ended		Nine Months Ended
	December 31, 2010 (unaudited)	December 31, 2009 (unaudited)	December 31, 2010 (unaudited)	December 31, 2009 (unaudited)
Revenues
Oil & Gas Sales	$834,532	$975,933	$2,504,693	$2,150,145
Sale of Leases	-	173,420	-	311,097
Other Income	20,661	79,856	93,454	253,438
	855,193	1,229,209	2,598,147	2,714,680
Costs and Expenses
Oil & Gas Lease Operating Expenses	340,743	436,640	1,122,597	1,480,038
Workover Expenses	-	27,830	13,680	71,828
Severance & Ad Valorem Taxes	94,004	121,486	194,695	186,681
Geologic & Geophysical	-	-	38,494	-
Plugging and Abandonments	86,617	45,348	104,404	45,348
Depletion & Depreciation	695,969	827,021	2,204,829	2,222,948
ARO Accretion	10,140	10,222	30,422	32,003
General & Administrative:
Salaries & Benefits	76,882	261,056	509,819	664,551
Legal & Professional	199,630	120,921	543,471	897,751
Other General & Administrative	129,856	106,019	285,726	378,390

Interest, net of capitalized interest of $0 and $129,357 for the three months ended 12/31/10 and 12/31/09, respectively and $0 and $383,630 for the nine months ended 12/31/10 and 12/31/09, respectively	210,532	-	630,487	-
	1,844,373	1,956,543	5,678,624	5,979,538
Other Income (Expense)
Interest Income	11	(9,467)	31	18,437
Hedging Gain (Loss)	-	(7,307)	(15,800)	(110,950)
Income (Loss) from continuing operations before income taxes	(989,169)	(744,108)	(3,096,246)	(3,357,371)

Income Tax Benefit (Expense)	-	307,324	639,034	999,312
Net Income (Loss)	$(989,169)	$(436,784)	$(2,457,212)	$(2,358,059)

Basic & Diluted Loss per Common Share	$(0.01)	$(0.01)	$(0.03)	$(0.03)

Weighted Average Common Shares Outstanding	80,743,912	80,181,310	80,743,912	80,998,912

See Accompanying Notes to Consolidated Financial Statements

ReoStar Energy Corporation
Consolidated Statements of Cash Flows

	Nine Months Ended
	December 31, 2010 (unaudited)	December 31, 2009 (unaudited)
Operating Activities:
Net (Loss) Income	$(2,457,212)	$(2,358,059)
Adjustments to reconcile net (loss) income to cash from operating activities:
Income Tax (Benefit) Expense	(639,034)	(999,312)
Depletion, Depreciation, & Amortization	2,204,829	2,222,948
Stock based compensation	49,127	273,475
Non-employee stock based compensation	-	580,500
ARO Accretion	30,422	32,003
Changes in Operating Assets and Liabilities
Changes in Accrued Liabilities	551,024	8,095
Change in Inventory	14,540	4,117
Change in Related Party Receivables/Payables	(527,235)	105,781
Changes in Other Receivables	(2,000)	9,353
Changes in Hedging Activity	154,836	130,958
Changes in Revenue Payable	(2,408)	-
Change in Revenue Receivables	238,268	(334,781)
Changes in Accounts Payable	216,720	110,284
Net Cash provided (used) from operating activities	(168,123)	(214,638)

Investing Activities:
Oil & Gas Drilling, Completing and Leasehold Acquisition Costs	96,947	(1,441,647)
ARO on Properties Acquired or Drilled	-	25,335
ARO on Sold Properties	-	(32,607)
Change in Related Party Payable related to drilling	-	597,768
Investment in Other Depreciable Assets	-	(181,201)
Note Receivable (Advances)	-	(112,991)
Note Receivable Collections	7,756	553,537
Net Cash used in investing activities	104,703	(591,806)

Financing Activities
Advances from Related Parties	92,000	200,000
Related Party Note (Payments)	-	(200,000)
Notes Payable (Payments) Advances	-	1,000,000
Net Cash provided from financing activities.	92,000	1,000,000

Net Increase in cash	28,580	193,556
Cash - Beginning of the period	277,307	426,430
Cash - End of the period	$305,887	$619,986

See Accompanying Notes to Consolidated Financial Statements

ReoStar Energy Corporation
Consolidated Statements of Cash Flows
(Continued)

	Nine Months Ended
	December 31, 2010 (unaudited)	December 31, 2009 (unaudited)
Supplemental Disclosure of Cash Flow Information
Cash paid during period for:
Interest	$64,609	$423,959

Income Taxes-	$-	$-

Non Cash Investing and Financing Activities
Stock Based Compensation	$49,127	$273,475

Stock Based Consulting Fees	$-	$580,500

See Accompanying Notes to Consolidated Financial Statements

REOSTAR ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) BASIS OF PRESENTATION
The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the United States Securities and Exchange Commission. They do not include all information and notes required by generally accepted accounting principles for complete financial statements. However, except as disclosed, there has been no material change in the information disclosed in the notes to the consolidated financial statements included in the Annual Report on Form 10-K of ReoStar Energy Corporation for the year ended March 31, 2010. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended December 31, 2010 are not necessarily indicative of the results that may be expected for the year ending March 31, 2011. The consolidated financial statements and notes are representations of the Company's management who are responsible for their integrity and objectivity. The Company's accounting policies conform to accounting principles generally accepted in the United States of America and have been consistently applied in the preparation of these consolidated financial statements.

Going Concern
The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America with the assumption that the Company will be able to realize its assets and discharge its liabilities in the normal course of business. The Company has a working capital deficit of $10,149,213. This working capital deficit was precipitated because the Company could not meet its covenant or borrowing base requirements of their lender due in part to a reduction in their borrowing base. Therefore the note payable to BT & MK Energy and Commodities LLC was classified as current. A complete discussion regarding the transactions leading to the default is more fully discussed in Note 3. On November 1, 2010, the Company filed for bankruptcy protection under Chapter 11. A reorganization plan has not yet been filed. The Company's ability to continue as a going concern is contingent upon successfully completing a reorganization which may include restructuring the company's long-term debt. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments to the amounts and classifications of assets and liabilities that might be necessary should the Company be unable to continue as a going concern.

(2) CAPITAL STOCK
We have authorized capital stock of 200 million shares of common stock. There were 80,743,912 shares of common stock issued and outstanding at December 31, 2010.

On July 25, 2008, the Board of Directors approved the 2008 Long-Term Incentive Plan whereby the Company reserved 8,000,000 shares of stock for issuance under the plan. The Board also approved the grant of 2,500,000 options to certain officers under the plan. The options have a strike price of $0.35 per share, which was the closing price on July 24, 2008, and expire on July 25, 2018. The options vest over a three year period, with the first third vesting on March 31, 2009. The options were valued at $679,992 using the Black-Scholes model with a volatility of 194%. During the year ended March 31, 2010, one of the officers resigned. In lieu of severance, the officer and the company agreed that the balance of the unvested options would vest immediately. Salaries and Benefits included stock option related compensation costs of $49,127 and $268,861 for the nine months ended December 31, 2010 and 2009, respectively.

On April 1, 2007, ReoStar also entered into a stock option arrangement with two outside members of its board of directors. Both board members received stock options of 50,000 shares with a strike price of $1.11, one-third of which vested annually on March 31 2008, 2009, and 2010. For the six months ended December 31, 2010 and 2009 Salaries and Benefits expense included stock option costs of $0 and $4,614, respectively.

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

The credit facility is secured by all of the Company's assets and is senior to all other long-term debt. The outstanding principal is due October 30, 2011. However, if, pursuant to the terms of the senior credit facility, specific events of default occur, the due date of all outstanding principal and accrued interest may be accelerated. Specific events of default include, but are not limited to: payment defaults; breaches of representations and warranties; breaches of covenants; insolvency; a "change of control" in our ownership as described in the senior credit agreement; and a "material adverse change" as described in the senior credit agreement.

The senior credit facility requires us to comply with certain credit metrics, such as the maintenance of minimum working capital, certain ratios of debt to EBITDA (as defined in the senior credit facility), maintenance of a minimum EBITDA to interest, and places a cap on Capital Expenditures each year. Each metric is further defined below.

Working capital, defined as consolidated current assets less consolidated current liabilities is required to be at least $1.5 million as of the last day of each fiscal quarter. Current assets includes the unused amount available under the senior credit facility. We were not in compliance with the working capital requirement as of December 31, 2010.

The leverage ratio is as follows: (a) for each fiscal quarter, the ratio of (i) Funded Debt (as defined in the senior credit facility) to (ii) consolidated EBITDA for the four fiscal quarter periods then ended must not be greater than 3.50 to 1.00. For the purposes of calculating the leverage ratio, the definition of "Funded Debt" does not include Notes Payable to Shareholders that has been subordinated to the senior credit facility. EBITDA is defined as Consolidated Net Income adjusted plus, to the extent deducted in determining net income, interest expense, income taxes, depletion, depreciation, amortization, and other non-cash charges for the period. We were not in compliance with the leverage ratio as of December 31, 2010.

The interest coverage ratio is the ratio of our consolidated EBITDA for the four fiscal quarter periods then ended to our consolidated Interest Expense for the four fiscal quarters then ended must be at least 3.00 to 1.00. We were not in compliance with the interest coverage ratio as of December 31, 2010.

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
None

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

Industry Environment

The globalization of the world's economy, the rapid development of the emerging markets, and increased commodity speculation have recently resulted in unprecedented commodity pricing and volatility. Oil prices peaked at unprecedented highs in July 2008 before contracting significantly. At their low in January 2009, oil prices were down more than 75% from the July highs. Prices have since doubled to approximately $85 per barrel.

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

• Interest. We increased our levels of debt during fiscal year 2009, and in the future, we may finance a larger portion of our working capital requirements and acquisitions with borrowings under a credit facility or with longer-term public traded debt securities. As a result, interest expense has become a much more prevalent component of our cost structure.

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

Results and Analysis of Financial Condition, Cash Flows and Liquidity

During the quarter ended December 31, 2010, we sold approximately 3,775 barrels of oil compared with approximately 7,107 barrels of oil for the quarter ended December 31, 2009. The average price for oil sold during the quarter ended December 31, 2010 was $80.54 per barrel compared with the average price for the quarter ended December 31, 2009 of $73.60 per barrel.

We sold approximately 78,212 mcf of gas for the quarter ended December 31, 2010 compared with approximately 100,561 mcf of gas for the same period a year earlier. The average price for natural gas sold during the quarter ended December 31, 2010 was $6.33 per mcf (net of transportation, compression and CO2 charges) compared with $4.50 per mcf for the quarter ended December 31, 2009.

Oil and gas revenues for the quarter ended December 31, 2010 were $834,532 compared with $975,933 for the three months ended December 31, 2009, an decrease of approximately 14.5%. Oil and gas revenues for the nine months ended December 31, 2010 were $2,504,693, compared with $2,150,145 for the nine months ended December 31, 2009, an increase of approximately 16.5%.

During the three months ended December 31, 2010, no drilling and completion costs were incurred.

On December 31, 2010, we had $305,000 in cash and total assets of $19.48 million. Debt consisted of accounts and notes payables to non-related parties of $11.6 million, all of which is classified as current. We also had accounts and notes payables to related parties of $3.9 million.

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

Capital Requirements
Our primary needs for cash are to cure the borrowing base deficiency default under the terms of the senior secured credit facility. Due to the bankruptcy filing, continued tight credit and equity markets, the increased costs, and the recent volatility in commodity pricing, we have suspended our development drilling program in the Barnett Shale and have deferred planned expansion of the enhanced oil recover project in Corsicana. Management has reduced the capital expenditure budget to $0 for the balance of fiscal year 2011.

Future Commitments
In addition to our capital expenditure program, we are committed to making cash payments in the future on two types of contracts: note agreements and operating leases. As of December 31, 2010, we have no capital leases nor have we entered into any material long-term contracts for equipment, nor do we have any off-balance sheet debt or other such unrecorded obligations.

The table below provides estimates of the timing of future payments that we are obligated to make based on agreements in place at December 31, 2010. In addition to the contractual obligations listed on the table below, our balance sheet at December 31, 2010 reflects accrued interest payable on our debt of $654,336.

	Fiscal Years Ending March 31,
	2011	2012	2013	Thereafter	Total
Office Lease Payments	$14,928	$-	$-	$-	$14,928
Notes Payable - Related Parties	-	-	3,518,924	-	3,518,924
Senior Secured Note Payable	10,800,000	-	-	-	10,800,000
	$10,814,928	$-	$3,518,924	$-	$14,333,852

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

At December 31, 2010, a valuation allowance was recorded that reduced net deferred tax assets in excess of deferred tax liabilities to zero. We may be challenged by taxing authorities over the amount and/or timing of recognition of revenues and deductions in our various income tax returns. Although we believe that we have adequately provided for all taxes, gains or losses could occur in the future due to changes in estimates or resolution of outstanding tax matters.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

On November 1, 2010, the Company filed a voluntary petition for protection under Chapter 11 of the U.S. Bankruptcy Code in the U.S. Bankruptcy Court for the Northern District of Texas. The Company also filed separate voluntary petitions for its operating subsidiaries ReoStar Gathering, ReoStar Leasing, and ReoStar Operating.

The Company filed these petitions to prevent foreclosure on substantially all of the assets of the Company by BT&MK Energy and Commodities LLC, who had acquired the Company's senior credit facility. While the Company has been in default under its senior credit facility, the Company believes that a foreclosure sale would not have yielded a fair value for the sale of the assets. Thus, the Company believed a more orderly bankruptcy process was necessary for the protection of the shareholders and other creditors of the Company.

As of the date of this report, an order confirming a plan of reorganization, arrangement or liquidation has not been adopted or confirmed.

ITEM 1A. RISK FACTORS.

As a "smaller reporting company" defined in Item 10(f)(1) of Regulation S-K, we are electing scaled disclosure reporting obligations and therefore are not required to provide the information requested by this item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

The Company did not make the June 30, 2010 quarterly interest payment of $155,416 due to Union Bank under the senior secured credit facility. In August, Union Bank sold the note and all amounts due in connection with the senior secured credit facility were assigned to the buyer, BT & MK Energy and Commodities LLC ("BTMK"). On September 30, 2010 another quarterly interest payment of $156,526 became due. On October 1, 2010, BTMK provided the Company with notice of the default resulting from the failure to make the June 30, 2010 interest payment and its election to accelerate the maturity of the Note under the terms of the Note related to the senior secured credit facility. On November 1, 2010, the Company filed for bankruptcy protection. On December 31, 2010 a quarterly interest payment of approximately $156,525 became due. To the date of this filing, the Company has not made the June 30, 2010, the September 30, 2010, or December 31, 2010 quarterly interest payments which total approximately $468,470. The amount of principal outstanding on the date of this filing is $10,800,000. The total due under the credit facility is approximately $11,268,470.

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

February 18, 2011
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